Form 10-K
period 1993-12-31
DAUPHIN DEPOSIT CORP
filed 1994-03-02
CIK 215619

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

For the fiscal year ended December 31, 1993       Commission file number 0-8415

                          DAUPHIN DEPOSIT CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               23-1938831
- -------------------------------------     -------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                        Number)

   213 Market Street, Harrisburg,                         17105
            Pennsylvania                  -------------------------------------
- -------------------------------------                  (Zip Code)
   (Address of principal executive
              offices)

Registrant's telephone number, including area code (717) 255-2121

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                  WHICH REGISTERED
            NONE                                                NONE
     -------------------                              ------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      Common Stock, par value $5 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

                         Common Stock Repurchase Rights
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $752,208,358 at February 3, 1994

List Documents incorporated by reference herein:

  Proxy Statement to be dated as of March 18, 1994-Part III, Items 10, 11, 12 and 13

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class Common Stock, $5 Par Value           Outstanding at February 3, 1994
- -------------------------------------                  32,532,913
                                          -------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          DAUPHIN DEPOSIT CORPORATION
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     7
    Item 3.  Legal Proceedings..........................................     7
    Item 4.  Submission of Matters to a Vote of Security Holders........     7
    Item 4A. Executive Officers of the Registrant.......................     7
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     9
    Item 6.  Selected Financial Data....................................    10
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    11
    Item 8.  Financial Statements and Supplementary Data................    28
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    55
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    56
    Item 11. Executive Compensation.....................................    56
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    56
    Item 13. Certain Relationships and Related Transactions.............    56
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    57
 Signatures

                          DAUPHIN DEPOSIT CORPORATION

                                     PART I
                                     ------

ITEM 1. BUSINESS

  Dauphin Deposit Corporation (the "Corporation") is a bank holding company incorporated under the laws of the Commonwealth of Pennsylvania in 1974. The Corporation's principal banking subsidiaries are Dauphin Deposit Bank and Trust Company ("Dauphin Bank") and Farmers Bank and Trust Company of Hanover ("Farmers Bank") (hereinafter sometimes collectively referred to as the "Banks"), through which the Corporation provides banking services. The Banks are engaged in the commercial and retail banking and trust business including the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, the providing of credit cards, safe deposit services and the performance of personal, corporate and pension trust services. Auxiliary services such as cash management are provided to commercial customers. The Banks are Pennsylvania chartered bank and trust companies and are not members of the Federal Reserve System. The Banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.

  Effective February 1, 1994, the Corporation sold 100% of the issued and outstanding stock of Farmers Bank, a Federal Savings Bank ("Farmers Savings") for a cash purchase price of $796,872. Farmers Savings operates one office in Baltimore City and one office in Baltimore County, Maryland. Both Farmers Bank and Farmers Savings became wholly-owned subsidiaries of the Corporation on July 1, 1992 as a result of the merger of FB&T Corporation with and into the Corporation. Farmers Savings had total assets of $12.7 million at December 31, 1993. The sale of Farmers Savings will not have a material impact on the financial condition or results of operations for the Corporation in 1994.

  The Corporation is registered with and is subject to regulatory supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended. Following the sale of Farmers Savings, the Corporation is no longer subject to regulatory supervision by the Office of Thrift Supervision (the "OTS"). The Corporation is restricted to activities which are found by the Federal Reserve Board to be bank-related and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. The operations of the Banks, as well as those of other banks, are significantly affected by the monetary and credit policies and regulations of the federal regulatory agencies.

DAUPHIN BANK
- ------------

  Dauphin Bank, which includes the Bank of Pennsylvania Division, operates primarily in central and eastern Pennsylvania. Dauphin Bank presently operates 83 banking offices with 60 automated teller machines serving Dauphin, Berks, Chester, Cumberland, Lancaster, Lebanon, Lehigh, Montgomery, Northampton and York Counties. In addition to its main office in Harrisburg, Dauphin County, Dauphin Bank owns an office building in Harrisburg which is used as an administrative center and includes one of the banking offices.

  At December 31, 1993, Dauphin Bank had total deposits of $2,792,775,000 and total loans of $1,986,790,000.

FARMERS BANK
- ------------

  Farmers Bank operates primarily in the south central Pennsylvania counties of York, Adams, Franklin and Cumberland. Farmers Bank presently operates 15 banking offices with eight automated teller machines and one loan production office.

  At December 31, 1993, Farmers Bank had total deposits of $498,578,000 and total loans of $376,464,000.

                          DAUPHIN DEPOSIT CORPORATION

NON-BANKING SUBSIDIARIES
- ------------------------

  Dauphin Life Insurance Company (the "Insurance Company") is an Arizona corporation which was formed in 1979 as a wholly-owned subsidiary of the Corporation. The Insurance Company reinsures credit life, health and accident insurance directly related to extensions of credit by Dauphin Bank and Farmers Bank and is presently limited to those activities by regulations of the Federal Reserve Board. Directors of the Insurance Company are officers or directors of the Corporation. Effective January 1, 1993, Center Square Life Insurance Company, a credit life insurance company acquired through the merger of FB&T Corporation on July 1, 1992, was merged into the Insurance Company.

  Dauphin Investment Company (the "Investment Company") is a Delaware corporation which was formed in 1982 as a wholly-owned subsidiary of the Corporation. The Investment Company manages equity investments for the Corporation. Directors of the Investment Company are officers or directors of the Corporation.

  Financial Realty, Inc. is a wholly-owned subsidiary of the Corporation. It is incorporated under the laws of the State of Delaware, and commenced operations in 1982. Financial Realty, Inc. holds title to certain bank buildings which are leased to Dauphin Bank.

  Hopper Soliday & Co., Inc. ("HSC") is a wholly-owned subsidiary of the Corporation acquired effective July 1, 1991. HSC is a Delaware corporation which engages in municipal finance, institutional sales, financial advisory and other general securities businesses permitted for bank holding companies and their non-bank subsidiaries.

  Farmers Mortgage Company ("Farmers Mortgage") is a wholly-owned subsidiary of the Corporation acquired through the merger of FB&T Corporation on July 1, 1992. Farmers Mortgage was organized in 1983 as a Pennsylvania corporation. Farmers Mortgage makes and acquires loans and other extensions of credit secured by real estate mortgages and deeds of trust.

  FARMCO Realty, Inc. ("FARMCO") is a Pennsylvania corporation organized in 1967 as a subsidiary of Farmers Bank. Effective September 30, 1985, FARMCO became a wholly-owned subsidiary of FB&T Corporation and, as a consequence of the merger of FB&T Corporation with and into the Corporation on July 1, 1992, is now a wholly-owned subsidiary of the Corporation. FARMCO is a real estate holding company which holds property leased to Farmers Bank for its branch office locations.

  Financial Land Corporation is a Pennsylvania corporation wholly-owned by Dauphin bank which was formed to hold assets acquired in loan liquidations.

  Financial Mineral Corporation is a Pennsylvania corporation wholly-owned by Dauphin Bank which was formed to hold assets acquired in loan liquidations.

  Reliance Consumer Discount Company (the "Discount Company") is a wholly-owned subsidiary of the Corporation acquired through the merger of FB&T Corporation on July 1, 1992. The Discount Company was organized in 1982 as a Pennsylvania corporation. The assets of the Discount Company were sold by the Corporation in October, 1992 and the Discount Company is no longer an operating subsidiary.

COMPETITION
- -----------

  The banking industry in the Banks' service areas continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate.

                          DAUPHIN DEPOSIT CORPORATION

SUPERVISION AND REGULATION
- --------------------------

  The Corporation is subject to regulation by the Pennsylvania Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission. Prior to the sale of Farmers Savings on February 1, 1994, the Corporation also was subject to regulation by the OTS. The deposits of the Banks are insured by the FDIC and the Banks are members of the Bank Insurance Fund which is administered by the FDIC. The Banks are subject to regulation and supervision by the Pennsylvania Department of Banking and the FDIC.

  The Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Federal Reserve Board may also make examinations of the Corporation and each of its non-bank subsidiaries. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

  Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, the Corporation may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the Corporation must gain permission from the Federal Reserve Board prior to engaging in most new business activities.

  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

  Since March 4, 1990, the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"), has authorized reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Currently, the state banking statutes in Alaska, Delaware, Idaho, Indiana, Kentucky, Louisiana, Maine, Maryland, Michigan, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Rhode Island, South Dakota, Texas, Utah, Vermont, Washington, West Virginia and Wyoming authorize interstate ownership of banks and bank holding companies in each of those states and Pennsylvania. Other states also are considering legislation to authorize reciprocal interstate banking. Congress may pass interstate banking legislation that would accelerate the authorization for interstate banking. The Pennsylvania Banking Department is responsible for determining whether the laws of other states satisfy the reciprocity requirements on a case-by-case basis and also shall determine whether the interstate banking statutes in the above states continue to be reciprocal following any amendments to such statutes.

  In addition, pursuant to provisions of the Banking Code, since March 4, 1990, the number of Pennsylvania banks owned or controlled by a bank holding company is not limited.

  During 1989, Congress passed new legislation (the Financial Institutions Reform, Recovery and Enforcement Act of 1989) to provide a workable solution to the financial problems of the financial services industry. The direct effect of this legislation on the banking industry was to substantially increase the assessments banks pay to the FDIC for the insurance of bank deposits. The effect of this legislation on the Corporation was to increase the FDIC insurance assessment by approximately 84% or $3.1 million for 1991 over 1990. In 1992, the FDIC insurance assessment increase over 1991 was approximately $.8 million. During 1993, a risk-based assessment was

                          DAUPHIN DEPOSIT CORPORATION

established which requires banks to pay an assessment rate based on the combination of its capital and supervisory condition.

  On December 19, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The primary purpose of FDICIA was to authorize approximately $70 billion in Federal Government loans to the FDIC's Bank Insurance Fund, which is used to satisfy the deposit insurance claims of customers of failed banks and thrifts. FDICIA also created a strict uniform system of capital-based regulation, which became effective on December 19, 1992. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

  To be considered well capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1993, the Corporation and its banking subsidiaries all exceeded the minimum capital levels of the well capitalized category.

  Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

  FDICIA also includes a provision (Section 303) that generally restricts federally insured state banks, such as the Banks, to activities permitted to national banks. On December 8, 1993, the FDIC published its final rule implementing Section 303. Under the rule, state chartered banks must obtain the FDIC's prior consent before engaging as a principal in any activity not permissible for a national bank, unless one of the exceptions contained in the rule applies. Among the exceptions are activities that the Federal Reserve Board, by regulation (Regulation Y) or order, has found to be closely related to banking for purposes of the BHC Act. Compliance with the rule is not expected to have a material adverse effect on the Banks' operations.

  On December 21, 1993, the Federal Reserve Board, FDIC, OTS and Office of the Comptroller of the Currency published a Joint Notice of Proposed Rule Making relating to proposed Community Reinvestment Act regulations. The proposed regulations would substitute a performance based evaluation system in lieu of the 12 Assessment Factors set forth in the current regulations. If adopted, compliance with the proposed regulations may require changes in certain operating procedures and additional costs, both of which cannot currently be determined.

EMPLOYEES
- ---------

  At December 31, 1993, the Corporation and its subsidiaries employed approximately 1,950 persons.

MERGERS AND ACQUISITIONS
- ------------------------

  On January 1, 1994 (the "Effective Date"), Valley Bancorp., Inc., a Pennsylvania corporation and bank holding company ("Valley"), was merged with and into the Corporation (the "Merger"). The Merger was approved by the shareholders of Valley at a special shareholders meeting held on October 21, 1993.

                          DAUPHIN DEPOSIT CORPORATION

  Pursuant to the Agreement and Plan of Merger dated June 16, 1993 (the "Plan of Merger"), by and between Valley and the Corporation, each issued and outstanding share of Valley Common Stock was converted into 2.1401 shares of Dauphin common stock, par value $5.00 per share ("Dauphin Common Stock"), and cash in lieu of fractional shares of Dauphin Common stock.

  As of the Effective Date, there were 1,236,480 shares of Valley Common Stock issued and outstanding, including 21,000 shares owned by the Corporation. As a result of the Merger, outstanding Valley shares (other than those owned by the Corporation, which were canceled) were converted into approximately 2,600,643 shares of Dauphin Common Stock, plus cash in the approximate aggregate amount of $15,767 in lieu of fractional share interests. On December 31, 1993, the last trading day before the Merger, the closing sale price of Dauphin Common Stock in the NASDAQ National Market System was $25.25. Thus, the total consideration paid by the Corporation to the holders of Valley Common Stock in dollar equivalent terms was approximately $65.7 million as of the Effective Date.

  Simultaneously with the Merger of Valley into the Corporation, Valley Bank and Trust Company ("Valleybank"), a subsidiary of Valley and a Pennsylvania chartered bank, was merged (the "Bank Merger") with and into Dauphin Bank, with Dauphin Bank being the surviving corporation. Valleybank, which operates 13 branch banking offices in south central Pennsylvania (primarily Franklin County, Pennsylvania), will be operated after the Effective Date as the Valleybank Division of Dauphin Deposit Bank.

  Valley had total assets of $324 million at December 31, 1993. The Merger was accounted for as a pooling-of-interests.

ITEM 2. PROPERTIES

  The Corporation's principal office is located in Dauphin Bank's main banking offices at 213 Market Street, Harrisburg, Pennsylvania. The Corporation owns no real estate.

  The Banks, Financial Realty, Inc. and FARMCO Realty, Inc. own 67 of the branch offices and lease 35 other offices including two leases which are treated as capitalized leases for financial reporting purposes. Hopper Soliday & Co., Inc. leases three of its sales offices. Leases expire intermittently through 2010 and most contain options to renew.

  Aggregate annual rentals for real estate and equipment paid during the Corporation's last fiscal year did not exceed five percent of its operating expenses.

ITEM 3. LEGAL PROCEEDINGS

  Various legal actions or proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions of all of the executive officers of the Corporation as of February 3, 1994 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

                          DAUPHIN DEPOSIT CORPORATION

                                                   POSITION AND
                                               BUSINESS EXPERIENCE
              NAME            AGE              DURING PAST 5 YEARS
              ----            ---              -------------------
   William J. King...........  64 Chairman of the Board (July 1987 to date),
                                  Chief Executive Officer (April 1986 to date),
                                  Chairman of the Executive Committee (April
                                  1982 to date) of the Corporation and Dauphin
                                  Bank, President (April 1990 to May 1992) of
                                  Dauphin Bank.
   Christopher R. Jennings...  50 President (July 1987 to date), Chief
                                  Operating Officer (May 1992 to date) of the
                                  Corporation, formerly Partner, Coopers &
                                  Lybrand, Philadelphia, Pennsylvania (national
                                  accounting firm).
   Lawrence J. LaMaina, Jr. .  59 Vice Chairman (July 1992 to date) of the
                                  Corporation, Chairman, President and Chief
                                  Executive Officer of Farmers Bank.
   Paul B. Shannon...........  46 President (May 1992 to date) and Chief Credit
                                  Officer (April 1990 to date) of Dauphin Bank,
                                  Senior Executive Vice President and Chief
                                  Credit Officer (April 1990 to date) of the
                                  Corporation.
   Harry L. Nicholson........  63 Executive Vice President and Chief Investment
                                  Officer (April 1986 to date) of the
                                  Corporation, President and Chief Operating
                                  Officer (March 1988 to April 1991) of the
                                  Bank of Pennsylvania Division.
   Dennis L. Dinger..........  43 Executive Vice President and Chief Financial
                                  Officer (January 1989 to date), Senior Vice
                                  President and Chief Financial Officer (April
                                  1986 to January 1989) of the Corporation and
                                  Dauphin Bank.
   Richard B. Brokenshire....  52 Executive Vice President and Chief Operations
                                  Officer (April 1989 to date) of the
                                  Corporation and Dauphin Bank, Executive Vice
                                  President-Chief Information Systems Officer
                                  (October 1987 to April 1989) of Dauphin Bank.
   Joseph T. Lysczek, Jr. ...  45 Senior Vice President and Treasurer (January
                                  1992 to date) of the Corporation, Vice
                                  President and Treasurer (December 1991 to
                                  date) of Dauphin Bank, Vice President (May
                                  1991 to December 1991) of Dauphin Bank, Vice
                                  President and Investment Officer (January
                                  1988 to April 1991) of the Bank of
                                  Pennsylvania Division.
   Claire D. Flemming........  59 Senior Vice President and Secretary (April
                                  1989 to date) of the Corporation, Secretary
                                  (April 1986 to April 1989) of the
                                  Corporation, Senior Vice President and
                                  Secretary (April 1988 to date) of Dauphin
                                  Bank.
   James J. Trupp, Jr. ......  47 Senior Vice President and General Auditor
                                  (April 1992 to date) of the Corporation, Vice
                                  President-Audit Manager (May 1991 to April
                                  1992) of the Corporation, Vice President and
                                  Treasurer (April 1988 to May 1991) of the
                                  Bank of Pennsylvania Division, Vice
                                  President-Finance (December 1987 to April
                                  1988) of the Bank of Pennsylvania Division.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF DAUPHIN COMMON STOCK AND DIVIDENDS PAID

  The price information provided below reflects actual high, low and closing sales prices as quoted on the NASDAQ National Market System.

                                                                           CASH
                                                                         DIVIDENDS
                                                                         DECLARED
                                               HIGH    LOW     CLOSING   PER SHARE
                                               ----    ----    -------   ---------
1992
First Quarter................................. $21      $17 5/8   $19        $.19
Second Quarter................................  24       18 1/2    22         .19
Third Quarter.................................  24 1/2   20 3/4    21 1/2     .19
Fourth Quarter................................  25 3/4   20 7/8    23 1/2     .20
1993
First Quarter................................. $28      $22 1/2   $26 3/4    $.20
Second Quarter................................  27 1/4   22 1/2    24 1/2     .20
Third Quarter.................................  25 3/4   22 3/4    24 1/4     .20
Fourth Quarter................................  27       22 1/2    25 1/4     .23

                          DAUPHIN DEPOSIT CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1993        1992        1991          1990          1989
                          ----------  ----------  ----------    ----------    ----------
FOR THE YEAR
Net interest income.....  $  162,036  $  153,427  $  140,618    $  130,943    $  127,052
Provision for loan loss-
 es.....................       9,365      10,944      10,463         9,341         8,407
Non-interest income.....      58,251      53,986      44,015        39,309        36,293
Non-interest expense....     125,972     122,092     107,703        94,528        87,750
Net income..............      64,492      57,223      53,137        52,355        50,105
Per share:
 Net income.............        2.15        1.93        1.84          1.78          1.68
 Cash dividends de-
  clared................         .83         .77        .74 1/2       .71 3/4       .68 3/4
Weighted average number
 of shares outstanding..  30,035,507  29,639,940  28,830,038    29,355,908    29,819,238

AT YEAR-END
Total assets............  $4,596,410  $4,572,586  $4,260,692    $4,068,679    $3,778,513
Earning assets..........   4,344,424   4,257,116   3,967,208     3,752,121     3,480,367
Short-term investments..       8,494      91,950      23,406        92,809       202,196
Investment securities...   1,959,897   1,961,328   1,738,154     1,539,170     1,268,035
Loans...................   2,366,830   2,195,335   2,199,781     2,115,486     2,007,414
Deposits................   3,300,825   3,401,110   3,331,231     3,209,703     3,045,153
Long-term debt..........      92,454      92,863      44,183        49,019        56,182
Stockholders' equity....     472,604     430,531     380,550       344,343       331,236
Book value per share....       15.80       14.47       13.20         11.99         11.11
Number of shares out-
 standing...............  29,906,771  29,755,916  28,829,662    28,708,986    29,824,642

RATIOS
Return on average as-
 sets...................        1.43%       1.31%       1.29%         1.35%         1.36%
Return on average
 stockholders' equity...       14.33       14.07       14.75         15.58         16.06
Dividend payout.........       38.60       39.90       40.49         40.31         40.92

                          DAUPHIN DEPOSIT CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents management's discussion and analysis of the financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania Division, and Farmers Bank and Trust Company of Hanover (the Banks). This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

  In 1993 the provisions of Statement of Financial Accounting Standards No. 112 (SFAS 112), "Employers' Accounting for Postemployment Benefits" were adopted. Effective January 1, 1992, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions". Also during 1992, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes".

  Effective July 1, 1991, Hopper Soliday & Co., Inc. (Hopper Soliday), a securities broker/dealer, was acquired for $3.3 million in cash pursuant to a stock purchase agreement signed in November 1990. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Hopper Soliday since the date of acquisition are included with the results of Dauphin.

                             RESULTS OF OPERATIONS

SUMMARY

  Dauphin Deposit Corporation recorded net income of $64.5 million for 1993, compared with $57.2 million recorded in 1992. On a per common share basis, net income rose to $2.15 from $1.93 in 1992 and $1.84 in 1991. The 1993 results of operations represent the 22nd consecutive year that Dauphin has reported increased earnings per share.

  Return on average total assets was 1.43% for 1993, compared with 1.31% for 1992 and 1.29% for 1991. Return on average equity for 1993 was 14.33%, compared with 14.07% for 1992 and 14.75% for 1991.

  During 1993 average earning assets increased 3.9% to $4.2 billion and the net interest margin increased from 4.11% to 4.16%. This growth in earning assets and the improved net interest margin produced an increase of $8.9 million or 5.3% in fully taxable equivalent net interest income.

  Dauphin continues to maintain a high quality loan portfolio. The percentage of non-performing assets, comprised of non-accrual loans, restructured loans and other real estate owned represented 1.10% of year-end loans and other real estate owned, down from 1.26% at December 31, 1992. The allowance for loan losses was maintained at 1.53% of year-end loans. The allowance exceeds non-performing loans by 56% and includes $17.7 million which is not allocated to any specific loan category. Because of this strong asset quality, the provision for loan losses was decreased by $1.6 million in 1993.

  Non-interest income, other than securities gains, increased $5.0 million, or 10.0%. Included in other non-interest income is a $3.6 million non-recurring tax refund from a settlement with the Commonwealth of Pennsylvania. Increased income was also the result of growth in fiduciary activities, service charges on deposit accounts, credit card related activities, mortgage sales and servicing and letter of credit fees. Offsetting these increases somewhat was a decline in commission and fee income generated by Hopper Soliday.

  Non-interest expense items increased $3.9 million, or 3.2%. Effective January 1, 1993, Dauphin adopted SFAS 112. The incremental effect of SFAS 112 was to increase non-interest expense by $.5 million. Also contributing to this increase were normal salary adjustments and controlled additions to staffing levels, a $1.0 million increase in professional fees and increases in other miscellaneous expenses. 1992 included $2.4 million in merger related expenses in connection with the acquisition of Farmers Bank and Trust Company of Hanover.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 1--AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (TAXABLE EQUIVALENT BASIS)

                                                        (DOLLARS IN THOUSANDS)
                                     1993                        1992                        1991
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            AVERAGE  AVERAGE            AVERAGE  AVERAGE            AVERAGE
                           BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
ASSETS
Short-term investments
 Interest bearing depos-
  its...................  $    5,510 $    217   3.94% $    3,703 $    160   4.32% $    7,171 $    421   5.87%
 Federal funds sold and
  securities
  purchased under agree-
  ments to resell.......       4,995      199   3.98      14,047      578   4.11      54,727    4,366   7.98
                          ---------- --------         ---------- --------         ---------- --------
 Total short-term in-
  vestments.............      10,505      416   3.96      17,750      738   4.16      61,898    4,787   7.73
                          ---------- --------         ---------- --------         ---------- --------
Investment securities
 U.S. government and
  agency obligations....   1,462,921   91,092   6.23   1,340,759   95,083   7.09   1,044,331   86,109   8.25
 State and municipals...     356,065   36,856  10.35     352,340   36,235  10.28     369,815   38,305  10.36
 Other securities.......     131,943    9,369   7.10     173,325   13,735   7.92     216,016   18,608   8.61
                          ---------- --------         ---------- --------         ---------- --------
 Total investment secu-
  rities................   1,950,929  137,317   7.04   1,866,424  145,053   7.77   1,630,162  143,022   8.77
                          ---------- --------         ---------- --------         ---------- --------
Assets held for sale....      36,071    1,845   5.11      12,129      920   7.59       6,015      520   8.65
                          ---------- --------         ---------- --------         ---------- --------
Loans (1)
 Commercial.............   1,301,360   94,814   7.29   1,278,259  100,751   7.88   1,252,620  121,841   9.73
 Residential mortgages
  (2)...................     553,838   46,073   8.32     533,467   48,756   9.14     518,666   53,535  10.32
 Consumer (3)...........     390,062   35,503   9.10     377,050   39,421  10.46     367,887   41,573  11.30
                          ---------- --------         ---------- --------         ---------- --------
 Total loans............   2,245,260  176,390   7.86   2,188,776  188,928   8.63   2,139,173  216,949  10.14
                          ---------- --------         ---------- --------         ---------- --------
 Total earning assets...   4,242,765  315,968   7.45   4,085,079  335,639   8.22   3,837,248  365,278   9.52
                                     --------                    --------                    --------
Other assets............     267,158                     266,616                     271,865
                          ----------                  ----------                  ----------
 Total assets...........  $4,509,923            7.01% $4,351,695            7.71% $4,109,113            8.89%
                          ==========           =====  ==========           =====  ==========           =====
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing depos-
 its
 Demand deposits........  $  502,929   12,336   2.45% $  449,156   14,383   3.20% $  399,493   16,867   4.22%
 Savings deposits.......     985,819   26,125   2.65     922,805   32,856   3.56     822,293   40,618   4.94
 Time deposits of
  $100,000 or more......     292,560   13,814   4.72     329,999   17,155   5.20     349,658   23,726   6.79
 Other time deposits....   1,131,953   61,051   5.39   1,295,523   80,688   6.23   1,379,307  103,378   7.49
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  deposits..............   2,913,261  113,326   3.89   2,997,483  145,082   4.84   2,950,751  184,589   6.26
Short-term borrowings...     644,375   19,388   3.01     481,343   17,000   3.53     373,091   20,967   5.62
Long-term borrowings....      92,521    6,738   7.28      78,342    5,930   7.57      46,717    4,220   9.03
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  liabilities...........   3,650,157  139,452   3.82   3,557,168  168,012   4.72   3,370,559  209,776   6.22
                                     --------                    --------                    --------
Non-interest bearing de-
 mand deposits..........     364,579                     338,037                     325,801
Other liabilities.......      45,295                      49,844                      52,549
Stockholders' equity....     449,892                     406,646                     360,204
                          ----------                  ----------                  ----------
 Total liabilities and
  stockholders' equity..  $4,509,923            3.09% $4,351,695            3.86% $4,109,113            5.11%
                          ==========           =====  ==========           =====  ==========           =====
Interest rate spread....                        3.63%                       3.50%                       3.30%
Effect of non-interest
 bearing funds..........                         .53                         .61                         .75
                                               -----                       -----                       -----
Net interest
 income/margin..........             $176,516   4.16%            $167,627   4.11%            $155,502   4.05%

                                     ========  =====             ========  =====             ========  =====

- --------
(1) Includes fees on loans. Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

                          DAUPHIN DEPOSIT CORPORATION

NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid thereon. The amount of net interest income is affected by changes in interest rates, account balances, or volume, and the mix of earning assets and interest bearing liabilities.

  For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax exempt assets by increasing tax exempt income by an amount equivalent to the federal income taxes which would have been paid if this income were taxable at the federal statutory rate of 35% for 1993 and 34% for prior years.

  Table 2 presents the net interest income on a fully taxable equivalent basis for each of the years in the three year period ended December 31, 1993.

TABLE 2--NET INTEREST INCOME

                                                            (IN THOUSANDS)
                                                        1993     1992     1991
                                                      -------- -------- --------
Total interest income................................ $301,488 $321,439 $350,394
Total interest expense...............................  139,452  168,012  209,776
                                                      -------- -------- --------
Net interest income..................................  162,036  153,427  140,618
Tax equivalent adjustment............................   14,480   14,200   14,884
                                                      -------- -------- --------
Net interest income (fully taxable equivalent)....... $176,516 $167,627 $155,502
                                                      ======== ======== ========

TABLE 3--RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           (IN THOUSANDS)
                                 1993/1992                    1992/1991
                         ---------------------------  ---------------------------
                          CHANGE DUE TO                CHANGE DUE TO
                         -----------------   TOTAL    -----------------   TOTAL
                         VOLUME     RATE     CHANGE   VOLUME     RATE     CHANGE
                         -------  --------  --------  -------  --------  --------
(Taxable equivalent)
Interest income
  Short-term invest-
   ments................ $  (289) $    (33) $   (322) $(2,461) $ (1,588) $ (4,049)
  Investment securities.   5,527   (13,263)   (7,736)  16,957   (14,926)    2,031
  Assets held for sale..   1,311      (386)      925      472       (72)      400
  Loans.................   4,908   (17,446)  (12,538)   4,956   (32,977)  (28,021)
                         -------  --------  --------  -------  --------  --------
    Total interest in-
     come...............  11,457   (31,128)  (19,671)  19,924   (49,563)  (29,639)
                         -------  --------  --------  -------  --------  --------
Interest expense
  Interest bearing de-
   posits...............  (7,648)  (24,108)  (31,756)    (770)  (38,737)  (39,507)
  Short-term borrowings.   5,155    (2,767)    2,388    5,096    (9,063)   (3,967)
  Long-term borrowings..   1,039      (231)      808    2,481      (771)    1,710
                         -------  --------  --------  -------  --------  --------
    Total interest ex-
     pense..............  (1,454)  (27,106)  (28,560)   6,807   (48,571)  (41,764)
                         -------  --------  --------  -------  --------  --------
Net interest income..... $12,911  $ (4,022) $  8,889  $13,117  $   (992) $ 12,125
                         =======  ========  ========  =======  ========  ========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

  Net interest income on a fully taxable equivalent basis totaled $176.5 million in 1993, an increase of $8.9 million or 5.3% from $167.6 million in 1992. Net interest income in 1992 was up 7.8% from $155.5 million in 1991.

                          DAUPHIN DEPOSIT CORPORATION

  Table 1 presents average balances, taxable equivalent interest income and expense and average rates earned and paid for Dauphin's assets and liabilities. Table 3 analyzes the changes attributable to the volume and rate components of net interest income.

  During 1993 there was an increase in net interest income of $12.9 million due to changes in volume and a decrease of $4.0 million due to changes in rate. In 1992 there was an increase of $13.1 million due to changes in volume and a decrease of $1.0 million due to changes in rate.

  The change in the net interest margin attributable to interest rates can be understood by analyzing the interest rate spread and the net interest margin on earning assets. While the interest rate spread considers only the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities, the net interest margin takes into account the contribution of assets funded by interest free sources.

  As reflected in Table 4, average earning assets increased to $4.2 billion in 1993 from $4.1 billion in 1992 and $3.8 billion in 1991. The interest rate spread for 1993 was 3.63% compared with 3.50% for 1992 and 3.30% for 1991. The net interest margin for 1993 was 4.16% compared with 4.11% for 1992 and 4.05% for 1991.

TABLE 4--INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

                                              (DOLLARS IN MILLIONS)
                                          1993          1992          1991
                                      ------------  ------------  ------------
                                      AVERAGE       AVERAGE       AVERAGE
                                      BALANCE RATE  BALANCE RATE  BALANCE RATE
                                      ------- ----  ------- ----  ------- ----
(Taxable equivalent)
Earning assets....................... $4,243  7.45% $4,085  8.22% $3,837  9.52%
                                      ======        ======        ======
Interest bearing liabilities......... $3,650  3.82  $3,557  4.72  $3,371  6.22
                                              ----          ----          ----
Interest rate spread.................         3.63          3.50          3.30
Interest free sources used to fund
 earning assets......................    593           528           466
                                      ------  ----  ------  ----  ------  ----
Total sources of funds............... $4,243  3.29  $4,085  4.11  $3,837  5.47
                                      ======  ----  ======  ----  ======  ----
Net interest margin..................         4.16%         4.11%         4.05%
                                              ====          ====          ====

  Interest rates continued to fall during 1993. The average prime rate in 1993 was 6.00% compared with 6.25% in 1992. The average federal funds rate decreased to 3.02% for 1993 compared with 3.53% for 1992. During 1993, compared with 1992, the average yield on earning assets decreased 77 basis points while the average cost of funds decreased 90 basis points resulting in an increase in the interest rate spread of 13 basis points. The yield on the investment portfolio decreased 73 basis points due to the reinvestment of maturities at significantly lower rates. Average loans, which represent the highest yielding earning assets, increased $56.5 million or 2.6% and produced a yield of 7.86% in 1993 compared with 8.63% in 1992. This 77 basis point decrease in yield was caused by the decrease in the prime interest rate affecting variable rate loans, the amount of refinancings of fixed rate loans and the interest rates on consumer loans compared with 1992. Average loans represented 52.9% of the average earning assets for 1993. The cost of interest bearing deposits decreased to 3.89% in 1993 compared with 4.84% in 1992. The overall interest rates offered on these deposits continued to decline during 1993. Additionally, the mix of these deposits continued to change significantly as depositors allowed longer term certificates of deposit to mature and decided to reinvest these proceeds into shorter term instruments. The decrease in the cost of short-term borrowings (52 basis points) was caused primarily by the decline in the federal funds rate. As in recent prior years, the increase in the net interest margin, compared with the increase in the interest rate spread, was negatively affected by the decreased value of non-interest bearing funds in a lower interest rate environment.

                          DAUPHIN DEPOSIT CORPORATION

  During 1992, compared with 1991, the average yield on earning assets decreased 130 basis points while the average cost of interest bearing liabilities decreased 150 basis points resulting in an increase in the interest rate spread of 20 basis points. The increase in the interest rate spread was the result of several factors. The yield on the investment portfolio decreased only moderately (100 basis points) due to the longer maturity structure of the portfolio, the amount of state and municipal securities in the portfolio at higher rates and the increased yield generated from mortgage-backed securities. Average loans increased $49.6 million or 2.3% and represented 53.6% of the average earning assets for 1992 compared with 55.7% for 1991. The average prime interest rate for 1992 was 6.25% compared with 8.48% for 1991, a decrease of 223 basis points. This decrease in the average prime interest rate was the primary reason for the 151 basis point decrease in the overall average loan yield for 1992 compared with 1991. The cost of interest bearing deposits decreased to 4.84% in 1992 compared with 6.26% in 1991. This decline was caused by lower rates offered and the change in the mix of deposits from longer term instruments to shorter term instruments. Finally, the average cost of short-term borrowings decreased 209 basis points during 1992 as a result of the lower federal funds rate during 1992 compared with 1991. While the interest rate spread increased 20 basis points, the net interest margin increased six basis points. As previously mentioned, the net interest margin was negatively affected by the decreased value of non-interest bearing funds in a lower interest rate environment.

PROVISION FOR LOAN LOSSES

  The provision for loan losses charged against earnings was $9.4 million in 1993 compared with $10.9 million in 1992, a decrease of 14.4%. This decrease was mainly due to the good asset quality of the loan portfolio. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate.

  Management takes an aggressive approach to charging off loans partly due to its analysis of the general economic outlook. This does not necessarily indicate a material decline in the asset quality of the loan portfolio.

  Several improvements were seen in certain measures of loan portfolio performance. The ratio of net charge-offs to average loans decreased to .31% in 1993 from .33% in 1992 and the level of non-accruing loans and restructured loans decreased to $23.1 million (.98% of year-end loans) from $24.2 million (1.10% of year-end loans) at December 31, 1992.

NON-INTEREST INCOME

  Total non-interest income increased $4.3 million or 7.9% in 1993 compared with an increase of $10.0 million or 22.7% in 1992. Excluding gains on investment securities, the 1993 increase was $ 5.0 million or 10.0% compared with $8.8 million or 21.4% for 1992.

  Income from fiduciary activities increased $.2 million or 1.1% in 1993. Revenue in 1993 was negatively impacted by a decline in trust income fees as interest rates fell during 1993. Also, estate fees declined in 1993 when compared to 1992. The increase of $.5 million or 3.9% in 1992 was primarily the result of revenue improvements in the areas of corporate services and employee benefits.

  Service charges on deposit accounts increased $1.1 million or 9.6% during 1993. In 1992, this increase was $.8 million or 8.1%. Management continuously monitors the fee structure and makes changes where appropriate. These increases reflect both the growth in fee-based accounts and changes in the fee structure. Included in 1993 is $.5 million from new fees on certain individual retirement accounts.

  Other service charges and fees increased $1.0 million or 10.8% in 1993 compared with a decrease of $.6 million or 6.6% in 1992. The increase in 1993 was due to increases in credit card related activities, mortgage sales and servicing and letter of credit fees. The decrease for 1992 was primarily the result of the negative impact on the valuation of the excess servicing rights due to the large amount of home mortgage refinancings in 1992.

                          DAUPHIN DEPOSIT CORPORATION

  Broker/dealer commissions and fees represent the income generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities.

  Securities gains totaled $3.2 million in 1993 as compared with $4.0 million in 1992 and $2.8 million in 1991. The sale of debt securities generated $1.5 million in net gains for 1993. The sale of equity securities generated $1.7 million in net gains. During 1992 the sale of debt securities generated $2.9 million in net gains compared with $1.1 million in net gains from equity securities transactions.

  Other non-interest income increased $3.5 million for 1993 compared with 1992. In 1992, compared with 1991, other non-interest income increased $.4 million. In December 1993 a settlement with the Commonwealth of Pennsylvania was entered into which resulted in a refund of $3.6 million in previously paid Bank Shares Tax plus interest. This non-recurring refund is the result of litigation contesting the Commonwealth's ability to tax United States Obligations. Gains from loan sales, primarily fixed rate residential mortgages, included in other non-interest income amounted to $1.6 million for 1993 and 1992 compared with $1.3 million for 1991.

TABLE 5--NON-INTEREST INCOME

                                        (DOLLARS IN THOUSANDS)
                                1993/1992                  1992/1991
                           ---------------------  ------------------------------
                                     INCREASE               INCREASE
                                    (DECREASE)             (DECREASE)
                                   -------------          -------------
                            1993   AMOUNT    %     1992   AMOUNT    %     1991
                           ------- ------  -----  ------- ------  -----  -------
Fiduciary activities.....  $14,318 $  160    1.1% $14,158 $  529    3.9% $13,629
Service charges on de-
 posit accounts..........   11,979  1,051    9.6   10,928    817    8.1   10,111
Other service charges and
 fees....................    9,761    953   10.8    8,808   (623)  (6.6)   9,431
Broker/dealer commissions
 and fees................   10,634   (613)  (5.5)  11,247  7,731  219.9    3,516
Securities gains, net....    3,215   (745) (18.8)   3,960  1,145   40.7    2,815
Other....................    8,344  3,459   70.8    4,885    372    8.2    4,513
                           ------- ------         ------- ------         -------
  Total..................  $58,251 $4,265    7.9% $53,986 $9,971   22.7% $44,015
                           ======= ======  =====  ======= ======  =====  =======

NON-INTEREST EXPENSE

  Non-interest expense increased $3.9 million or 3.2% in 1993 compared with an increase of $14.4 million or 13.4% in 1992. Without including the expenses of Hopper Soliday, the increase for 1993 would have been $4.2 million or 3.8% and $7.8 million or 7.5% for 1992.

  Salaries and employee benefits increased .9% in 1993 and 17.7% in 1992. The increase for 1993 was, for the most part, due to normal salary adjustments and increased benefits costs, which were partially offset by a $.3 million decrease in Hopper Soliday's salaries and employee benefits due to the decreased commission and fee income produced. Without Hopper Soliday, salaries and employee benefits increased $1.1 million or 2.0% for 1993 compared with 1992. For 1992, compared with 1991, this increase was $4.5 million or 8.8%. 1993 includes the impact of adopting SFAS 112 which amounted to an incremental cost of $.5 million. As explained in more detail in Note 13 of the Notes to Consolidated Financial Statements, SFAS 112 changed the practice of accounting for postemployment benefits from a pay-as-you-go basis to an accrual basis. Full-time equivalent employees increased 1.7% to 1,950 at December 31, 1993 compared with 1,917 at year-end 1992. The ratio of average assets (millions) per full-time equivalent employee was 2.31 at December 31, 1993 compared with
2.27 at December 31, 1992.

                          DAUPHIN DEPOSIT CORPORATION

  All other non-interest expense items increased $3.3 million or 5.6% in 1993 and $5.0 million or 9.1% in 1992. Without the effect of Hopper Soliday, the increase would have been $3.1 million or 5.4% for 1993 and $3.3 million or 6.2% for 1992. The increase for 1993 was primarily the result of increases in insurance, occupancy expenses, professional fees, computer processing, purchased software costs, merchant processing interchange expense, advertising costs and $.5 million in merger expenses in connection with the acquisition of Valley Bancorp., Inc. (see Note 2 of the Notes to Consolidated Financial Statements). The increase in 1992 included $2.4 million in merger expenses in connection with the acquisition of Farmers Bank and Trust Company of Hanover along with increases in occupancy expenses, professional fees, deposit insurance, computer processing and purchased software costs. Increases in computer processing and purchased software costs are, in most cases, brought about by increases in volume of transactions and the acquisition of new software and hardware for future growth and expansion.

  During 1989 Congress passed legislation (The Financial Institutions Reform, Recovery and Enforcement Act of 1989) to provide a workable solution to the financial problems of the financial services industry. The direct effect of this legislation on the banking industry was to substantially increase both the expense and burden of regulation and the assessment banks pay to the FDIC, the entity which insures a bank's depositors of their funds deposited with a bank. The effect of this increase on Dauphin was to increase this expense by 11.3% or $.8 million for 1992. During 1993 a risk-based assessment was established which required banks to pay an assessment rate based on the combination of its capital and supervisory condition.

TABLE 6--NON-INTEREST EXPENSE

                                        (DOLLARS IN THOUSANDS)
                               1993/1992                  1992/1991
                          --------------------  -------------------------------
                                    INCREASE               INCREASE
                                   (DECREASE)             (DECREASE)
                                   -----------           ------------
                            1993   AMOUNT   %     1992   AMOUNT   %      1991
                          -------- ------  ---  -------- ------- ----  --------
Salaries and employee
 benefits................ $ 63,147 $  544   .9% $ 62,603 $ 9,432 17.7% $ 53,171
Net occupancy expense....    8,028    427  5.6     7,601     235  3.2     7,366
Furniture and equipment
 expense.................    8,578    760  9.7     7,818     196  2.6     7,622
Deposit insurance........    7,455    (61) (.8)    7,516     763 11.3     6,753
Other....................   38,764  2,210  6.0    36,554   3,763 11.5    32,791
                          -------- ------       -------- -------       --------
  Total.................. $125,972 $3,880  3.2% $122,092 $14,389 13.4% $107,703
                          ======== ======  ===  ======== ======= ====  ========

PROVISION FOR INCOME TAXES

  Income tax expense amounted to $20.5 million in 1993 as compared with $17.2 million in 1992 and $13.3 million in 1991. Dauphin's effective tax rate for 1993 was 24.1% compared with 23.1% in 1992 and 20.1% in 1991. In 1992 Dauphin adopted the provisions of SFAS 109 (see Note 1 of the Notes to Consolidated Financial Statements) and elected to restate prior years financial statements. In connection with this adoption, net income for the years 1992 and 1991 was increased by $.5 million and $1.2 million, respectively. Additionally, during 1993 new tax legislation was enacted retroactive to January 1, 1993. The immediate impact, among other things, was to increase the corporate tax rate from 34% to 35%. This increased rate resulted in additional income tax expense of $.3 million for 1993. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

                          DAUPHIN DEPOSIT CORPORATION

                              FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

  Dauphin's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 7 indicates how Dauphin has managed these elements. Average funding uses increased $157.7 million or 3.9% in 1993 as compared with an increase of $247.8 million or 6.5% in 1992.

TABLE 7--SOURCES AND USES OF FUNDS

                                                  (DOLLARS IN THOUSANDS)
                                      1993                              1992                    1991
                         -------------------------------   -------------------------------   ----------
                                    INCREASE (DECREASE)               INCREASE (DECREASE)
                          AVERAGE   --------------------    AVERAGE   --------------------    AVERAGE
                          BALANCE     AMOUNT        %       BALANCE     AMOUNT        %       BALANCE
                         ---------- ------------ -------   ---------- ------------ -------   ----------
Funding uses:
  Short-term invest-
   ments................ $   10,505 $    (7,245)   (40.8)% $   17,750 $   (44,148)   (71.3)% $   61,898
  Taxable investment se-
   curities.............  1,594,864      80,780      5.3    1,514,084     253,737     20.1    1,260,347
  Tax exempt investment
   securities...........    356,065       3,725      1.1      352,340     (17,475)    (4.7)     369,815
  Assets held for sale..     36,071      23,942    197.4       12,129       6,114    101.6        6,015
  Loans.................  2,245,260      56,484      2.6    2,188,776      49,603      2.3    2,139,173
                         ---------- -----------            ---------- -----------            ----------
    Total uses.......... $4,242,765 $   157,686      3.9%  $4,085,079 $   247,831      6.5%  $3,837,248
                         ========== ===========  =======   ========== ===========  =======   ==========
Funding sources:
  Interest bearing
   demand deposits...... $  502,929 $    53,773     12.0%  $  449,156 $    49,663     12.4%  $  399,493
  Savings deposits......    985,819      63,014      6.8      922,805     100,512     12.2      822,293
  Time deposits.........  1,424,513    (201,009)   (12.4)   1,625,522    (103,443)    (6.0)   1,728,965
  Short-term borrowings.    644,375     163,032     33.9      481,343     108,252     29.0      373,091
  Long-term borrowings..     92,521      14,179     18.1       78,342      31,625     67.7       46,717
  Non-interest bearing
   funds (net)(1).......    592,608      64,697     12.3      527,911      61,222     13.1      466,689
                         ---------- -----------            ---------- -----------            ----------
    Total sources....... $4,242,765 $   157,686      3.9%  $4,085,079 $   247,831      6.5%  $3,837,248
                         ========== ===========  =======   ========== ===========  =======   ==========

- --------
(1) Non-interest bearing liabilities and stockholders' equity less non-interest bearing assets.

INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

  Average short-term investments and investment securities, in the aggregate, increased $77.3 million or 4.1% during 1993 compared with an increase of $192.1 million or 11.4% during 1992. During both 1993 and 1992 funds provided from increases in deposits and short-term borrowings exceeded the increase in the loan portfolio.

  The balances maintained for short-term investments and investment securities are, for the most part, supported by short-term deposits such as money market and NOW accounts, short-term borrowings and time deposits. As reflected in Table 8, the average maturity of the investment portfolio was 6.8 years at year-end 1993. Included in the portfolio are state and municipal securities and mortgage-backed securities that have a longer term maturity but are sometimes either called before maturity or have repricing characteristics that occur before final maturity. The average life to call or repricing of the portfolio was 1.8 years at December 31, 1993.

                          DAUPHIN DEPOSIT CORPORATION

  Dauphin had no investments in any foreign country that aggregated more than 1% of assets at December 31, 1993, 1992 or 1991.

  At December 31, 1993, net unrealized appreciation in the portfolio was $63.2 million consisting of gross unrealized gains of $64.9 million and gross unrealized losses of $1.7 million. Dauphin will adopt Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  Management has determined that the entire investment securities portfolio will be classified as available-for-sale. The impact of this change will result in an increase in investment securities of $63.2 million and an increase in stockholders' equity of $41.1 million, representing the after tax impact.

TABLE 8--ANALYSIS OF INVESTMENT SECURITIES

                                                (DOLLARS IN THOUSANDS)
                                                                                        TAXABLE
                           U.S.     FEDERAL     STATE &    OTHER                       EQUIVALENT
                         TREASURY   AGENCIES   MUNICIPAL   BONDS    STOCKS    TOTAL      YIELD
                         --------  ----------  ---------  --------  ------- ---------- ----------
DECEMBER 31, 1993
Maturity--book value
  Within one year....... $ 51,321  $   30,420  $  3,347   $  3,244  $       $   88,332    7.10%
  One to five years.....  149,408     157,936    16,990     72,562             396,896    6.11%
  Five to ten years.....   29,583     289,267    69,917        110             388,877    7.45%
  Over ten years........              764,103   298,314     10,360           1,072,777    6.84%
  No set maturity.......                                             13,015     13,015
                         --------  ----------  --------   --------  ------- ----------
Book value.............. $230,312  $1,241,726  $388,568   $ 86,276  $13,015 $1,959,897
                         ========  ==========  ========   ========  ======= ==========
Market value............ $236,635  $1,267,002  $416,392   $ 88,755  $14,356 $2,023,140
Taxable equivalent
 yield..................     5.78%       5.97%    10.20%      6.66%
Average maturity........                                                     6.8 years
DECEMBER 31, 1992
Book value.............. $277,772  $1,174,990  $349,748   $143,060  $15,758 $1,961,328
DECEMBER 31, 1991
Book value.............. $248,320  $  951,831  $356,150   $164,235  $17,618 $1,738,154

LOANS

  Average loans increased $56.5 million or 2.6% during 1993 compared with an increase of $49.6 million or 2.3% in 1992. Loan demand improved slightly as 1993 progressed.

  The economy in our market area is diversified and has been relatively stable. This affords Dauphin the opportunity to select quality commercial credits and stabilizes our consumer business.

                          DAUPHIN DEPOSIT CORPORATION

  Loan balances during 1993 were influenced by the improving economy and, as a result, balances in both the commercial and consumer areas increased. Additionally, as interest rates continued to fall, many residential mortgages were refinanced into lower fixed rate mortgages. These fixed rate mortgages were sold in the secondary mortgage market. It has been Dauphin's policy to sell and continue to service these mortgages in order to avoid taking interest rate risk.

  Dauphin's policy is to make the vast majority of its loans and commitments in the market area it serves. This tends to reduce risk and gives Dauphin the opportunity to deliver its many products to the same customer base. Dauphin had no foreign loans in its portfolio at December 31, 1993.

TABLE 9--LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                              (IN THOUSANDS)
                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
Commercial, financial
 and agricultural:
  Commercial secured by
   real estate..........  $  397,197  $  399,048  $  427,996  $  453,578  $  458,566
  Agricultural..........      26,737      27,180      23,022      25,229      29,473
  Other.................     622,381     600,790     619,553     555,336     461,800
Real estate, construc-
 tion...................     181,893     132,224     132,928     109,551      71,413
Real estate, residential
 (1)....................     703,102     691,769     656,942     630,642     623,798
Consumer................     408,900     333,230     326,421     324,759     348,835
Lease financing.........      30,488      15,409      16,760      20,329      18,545
Unamortized net loan
 fees...................      (3,868)     (4,315)     (3,841)     (3,938)     (5,016)
                          ----------  ----------  ----------  ----------  ----------
    Total...............  $2,366,830  $2,195,335  $2,199,781  $2,115,486  $2,007,414
                          ==========  ==========  ==========  ==========  ==========

- --------
(1) Includes home equity loans

TABLE 10--LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                   (IN THOUSANDS)
                                                 DECEMBER 31, 1993
                                     ------------------------------------------
                                     ONE YEAR ONE THROUGH    OVER
                                     OR LESS  FIVE YEARS  FIVE YEARS   TOTAL
                                     -------- ----------- ---------- ----------
Commercial, financial and agricul-
 tural.............................. $383,190  $267,968    $395,157  $1,046,315
Real estate, construction...........   54,350    13,913     113,630     181,893
                                     --------  --------    --------  ----------
  Total............................. $437,540  $281,881    $508,787  $1,228,208
                                     ========  ========    ========  ==========
Loans with predetermined interest
 rate............................... $ 83,960  $113,043    $300,696  $  497,699
Loans with variable interest rate...  353,580   168,838     208,091     730,509
                                     --------  --------    --------  ----------
  Total............................. $437,540  $281,881    $508,787  $1,228,208
                                     ========  ========    ========  ==========

- --------
(1) Excludes residential mortgages, consumer loans and lease financing

DEPOSITS

  Average deposits, including non-interest bearing demand deposits, decreased $57.7 million or 1.7% during 1993 compared with an increase of $59.0 million or 1.8% in 1992. Dauphin's subsidiary banks, like many other commercial banks, have experienced slow deposit growth as the competition for depositors' funds has become more intense. Competition for deposits has come from other commercial banks, thrift institutions, credit unions, brokerage houses and mutual funds. Deposit growth is also affected by the movement of interest rates. During

                          DAUPHIN DEPOSIT CORPORATION
1993 and 1992 interest rates offered on time deposits have fallen substantially, whereby rates offered on longer term instruments are not materially higher than short-term instruments. This resulted in a greater increase in interest bearing demand deposits and savings deposits compared with certificates of deposit. Included in interest bearing deposits are certain individual retirement accounts (IRA) totaling $157.8 million which are invested in 18 month variable interest rate products with a minimum interest rate of 10%. During 1993, Dauphin charged a service fee on these products, and initiated the process to discontinue them in accordance with the terms of the IRA contract. Litigation was filed against Dauphin challenging the right to charge fees on these particular products. The right to terminate this product is also in dispute. Management intends, however, to vigorously defend its entitlement to charge fees and its right to terminate these products in accordance with their terms. Also during 1993 and 1992 average time deposits of $100,000 or more decreased $37.4 million and $19.7 million, respectively. This funding source was replaced by lower costing overnight federal funds. Additionally, the growth of non-interest bearing deposits has been relatively slow in recent years. The percentage of average non-interest bearing demand deposits to average total deposits amounted to 11.1% in 1993, 10.1% for 1992 and 9.9% for 1991. Dauphin's banking subsidiaries have remained interest rate competitive and have introduced new deposit products to maintain and attract deposits.

SHORT-TERM BORROWINGS

  Average short-term borrowings increased $163.0 million or 33.9% during 1993 compared with an increase of $108.3 million or 29.0% in 1992. Short-term borrowings are primarily represented by federal funds purchased and securities sold under agreements to repurchase. The level of short-term borrowings is dependent upon many items such as loan growth, deposit growth and the interest rates paid for these funds. As previously mentioned, a portion of the growth in 1993 and 1992 was the result of a need to replace the decrease in time deposits of $100,000 or more. The average cost of short-term borrowings decreased from 5.62% in 1991 to 3.53% in 1992 and to 3.01% in 1993.

NON-PERFORMING ASSETS

  Table 11 reflects Dauphin's non-performing assets for the five years ended December 31, 1993. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure or considered to be in an in-substance foreclosure status.

  Loan quality is maintained through diversification of risk, strict enforcement of credit control practices and continued monitoring of the loan portfolio.

  At December 31, 1993, Dauphin had no loan concentrations exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other industry specific conditions.

  Loans which are not included in non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-accrual or reduced rate in the future are estimated to total approximately $7.0 million at December 31, 1993 compared with $7.4 million at December 31, 1992.

                          DAUPHIN DEPOSIT CORPORATION

  Federal regulatory authorities have defined "highly leveraged transactions" (HLT's) as a credit of $20 million or more which is extended in connection with an acquisition by, or a restructuring of, an organization, and the extension of credit results in "high leverage" or is made to an already highly leveraged organization. It is the policy of Dauphin to consider financing HLT's for its customers or for potential customers in its market area which usually involves the change of ownership from one generation of a family to the next, or from present owners to the existing management team. The amount of HLT's, as defined by the Federal regulatory authorities, was $10.2 million at December 31, 1993 and $7.2 million at December 31, 1992 and represents Dauphin's portion of a shared national credit within its market area.

TABLE 11--NON-PERFORMING ASSETS

                                           (DOLLARS IN THOUSANDS)
                                                DECEMBER 31,
                                   -------------------------------------------
                                    1993     1992     1991     1990     1989
                                   -------  -------  -------  -------  -------
Non-accrual loans................. $15,777  $17,827  $16,687  $14,276  $11,555
Restructured loans................   7,352    6,327      194      202      460
                                   -------  -------  -------  -------  -------
    Total non-performing loans....  23,129   24,154   16,881   14,478   12,015
Other real estate owned...........   2,922    3,475    3,393      322      558
                                   -------  -------  -------  -------  -------
    Total non-performing assets... $26,051  $27,629  $20,274  $14,800  $12,573
                                   =======  =======  =======  =======  =======
Ratios:
  Non-performing loans to total
   loans..........................     .98%    1.10%     .77%     .68%     .60%
  Non-performing assets to total
   loans and other real estate
   owned..........................    1.10     1.26      .92      .70      .63
  Allowance for loan losses to
   non-performing loans...........  156.12   139.21   177.24   188.54   202.80
Loans past due 90 or more days as
 to interest or principal......... $ 2,413  $ 4,208  $ 5,136  $ 6,216  $ 5,900
                                   =======  =======  =======  =======  =======

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is based on management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount and quality of non-performing loans. Table 12 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove excessive or inadequate and consequently may be re-allocated in the future to reflect then current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category.

TABLE 12--ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                     (DOLLARS IN THOUSANDS)
                                                          DECEMBER 31,
                         -------------------------------------------------------------------------------
                              1993            1992            1991            1990            1989
                         --------------- --------------- --------------- --------------- ---------------
                                 % GROSS         % GROSS         % GROSS         % GROSS         % GROSS
                         AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS
                         ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Commercial, financial
 and agricultural....... $12,353   44.1% $16,860   46.7% $16,149   48.6% $12,557   48.8% $10,969   47.2%
Real estate,
 construction...........   1,998    7.7    1,322    6.0    1,278    6.0    1,059    5.2      667    3.5
Real estate, residen-
 tial...................     698   29.7      831   31.4      559   29.8      701   29.8      572   31.0
Consumer................   3,072   17.2    2,505   15.1    3,210   14.8    3,223   15.3    3,088   17.3
Lease financing.........     305    1.3      154     .8      168     .8      203     .9      185    1.0
Unallocated.............  17,683          11,952           8,556           9,554           8,885
                         -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
  Total................. $36,109  100.0% $33,624  100.0% $29,920  100.0% $27,297  100.0% $24,366  100.0%
                         =======  =====  =======  =====  =======  =====  =======  =====  =======  =====

                          DAUPHIN DEPOSIT CORPORATION

  Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

  Table 13 reflects an analysis of the allowance for loan losses for the past five years.

  The provision for loan losses of $9.4 million exceeded the net charge-offs of $6.9 million, thereby increasing the allowance for loan losses from $33.6 million in 1992 to $36.1 million in 1993. The allowance for loan losses as a percentage of year-end loans was 1.53% at December 31, 1993 and 1992.

TABLE 13--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                          (DOLLARS IN THOUSANDS)
                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------
Balance, beginning of
 period.................  $   33,624  $   29,920  $   27,297  $   24,366  $   21,099
Provision charged to op-
 erating expenses.......       9,365      10,944      10,463       9,341       8,407
Loans charged off:
  Commercial, financial
   and agricultural.....       7,196       6,192       5,985       5,274       5,148
  Real estate, residen-
   tial.................         480         462         148         125         245
  Consumer..............       2,417       3,326       4,111       3,073       2,508
  Lease financing.......          88         129         190         284          26
                          ----------  ----------  ----------  ----------  ----------
  Total loans charged
   off..................      10,181      10,109      10,434       8,756       7,927
                          ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial, financial
   and agricultural.....       2,129       1,325       1,369       1,541       1,858
  Real estate, residen-
   tial.................          26         239          95          50         147
  Consumer..............       1,121       1,287       1,075         740         768
  Lease financing.......          25          18          55          15          14
                          ----------  ----------  ----------  ----------  ----------
  Total recoveries......       3,301       2,869       2,594       2,346       2,787
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........       6,880       7,240       7,840       6,410       5,140
                          ----------  ----------  ----------  ----------  ----------
Balance, end of period..  $   36,109  $   33,624  $   29,920  $   27,297  $   24,366
                          ==========  ==========  ==========  ==========  ==========
Total loans:
  Average...............  $2,245,260  $2,188,776  $2,139,173  $2,076,120  $1,939,767
  Year-end..............   2,366,830   2,195,335   2,199,781   2,115,486   2,007,414
Ratios:
 Net charge-offs to:
  Average loans.........         .31%        .33%        .37%        .31%        .26%
  Loans at year-end.....         .29         .33         .36         .30         .26
  Allowance for loan
   losses...............       19.05       21.53       26.20       23.48       21.09
  Provision for loan
   losses...............       73.47       66.15       74.93       68.62       61.14
 Allowance for loan
  losses to:
  Average loans.........        1.61        1.54        1.40        1.31        1.26
  Loans at year-end.....        1.53        1.53        1.36        1.29        1.21

  In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" was issued. SFAS 114 addresses the accounting by creditors for impairment of certain

                          DAUPHIN DEPOSIT CORPORATION
loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price of the fair value of the collateral if the loan is collateral dependent. Management presently does not know and cannot reasonably estimate the impact of SFAS 114 on its financial statements. SFAS 114 is effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. Dauphin expects to adopt SFAS 114 in January 1995.

LIQUIDITY

  Liquidity management involves meeting the funds flow requirements of customers who may be either depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

  Liquidity from asset categories is provided primarily through investment securities with maturities of less than one year and short-term investments, such as deposits with other banks, federal funds sold and other short-term investments. Dauphin's asset liquidity position is strong because of the investment portfolio's maturity structure (Table 8), the amount of short-term investments, the funds provided by loan maturities (Table 10) and the funds available to Dauphin by established federal funds lines of credit. Additionally, in 1991 Dauphin Deposit Bank and Trust Company became a member of the Federal Home Loan Bank of Pittsburgh. These established credit arrangements provide the Banks with increased liquidity.

  The generation of deposit balances is the primary source of liquidity from liability categories. Total deposits decreased by $100.3 million or 2.9% from year-end 1992 to year-end 1993. As previously mentioned, this funding source was replaced by lower costing overnight federal funds. Table 14 reflects the growth in the major classifications of deposits by comparing the year-end balances for the past three years and Table 15 reflects the maturity of large dollar deposits for the same periods. Federal funds purchased and other forms of short-term borrowings are also significant sources of liquidity. Dauphin continues to maintain diverse liability funding sources.

TABLE 14--DEPOSITS BY MAJOR CLASSIFICATION

                                                        (IN THOUSANDS)
                                                         DECEMBER 31,
                                               --------------------------------
                                                  1993       1992       1991
                                               ---------- ---------- ----------
Non-interest bearing deposits................. $  394,016 $  420,202 $  389,940
NOW accounts..................................    528,719    495,502    418,082
Savings deposits..............................    428,008    379,585    317,526
Money market deposit accounts.................    553,841    588,229    531,270
Time deposits.................................  1,108,568  1,213,064  1,375,623
Time deposits of $100,000 or more.............    287,673    304,528    298,790
                                               ---------- ---------- ----------
  Total....................................... $3,300,825 $3,401,110 $3,331,231
                                               ========== ========== ==========

TABLE 15--MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
Three months or less................................ $173,958 $175,313 $169,422
Over three months through six months................   30,385   40,294   43,919
Over six months through twelve months...............   20,668   41,003   45,039
Over twelve months..................................   62,662   47,918   40,410
                                                     -------- -------- --------
  Total............................................. $287,673 $304,528 $298,790
                                                     ======== ======== ========

                          DAUPHIN DEPOSIT CORPORATION

CAPITAL RESOURCES

  Total stockholders' equity increased $42.1 million or 9.8% in 1993 compared with an increase of $50.0 million or 13.1% in 1992. The increase for 1993 was, for the most part, retained earnings or internal capital generation. The increase for 1992 was primarily the result of retained earnings and the $12.6 million net proceeds received from the reissuance of 700,000 shares of previously acquired treasury stock in a public offering. The purpose of the offering was to enable the acquisition of Farmers Bank and Trust Company of Hanover to be accounted for as a pooling-of-interests. The proceeds have been used for general corporate purposes. The ratio of average equity to average assets amounted to 9.98% for 1993, compared with 9.34% for 1992 and 8.77% for 1991. Internal capital generation is measured as the percent of return on average equity multiplied by the percent of earnings retained. The resulting internal capital generation percentage amounted to 8.8% for 1993 compared with 8.4% for 1992 and 9.1% for 1991.

  Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. Table 16 presents the capital ratios for Dauphin for the past three years calculated at year-end in accordance with these guidelines. At December 31, 1993, Dauphin and its banking subsidiaries exceeded all capital requirements.

TABLE 16--CAPITAL RATIOS

                                                              DECEMBER 31,
                                                            -------------------
                                                            1993   1992   1991
                                                            -----  -----  -----
Risk-based capital
 Tier 1 ratio.............................................. 15.54% 14.95% 13.03%
 Total capital ratio (tier 1 and tier 2)................... 17.29  17.03  15.27
Leverage ratio............................................. 10.17   9.57   8.76
Average equity to average assets...........................  9.98   9.34   8.77

  In January 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of its outstanding common stock. Dauphin expects to use available cash to fund the share repurchases which will be made from time to time on the open market or in privately negotiated transactions. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan,Stock Option Plan and other appropriate uses.

INTEREST RATE SENSITIVITY

  Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

  Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. The rate of growth in interest free sources of funds will influence

                          DAUPHIN DEPOSIT CORPORATION
the level of interest sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest sensitivity gap is only one factor to be considered in estimating the net interest margin.

  Table 17 presents an interest sensitivity analysis of Dauphin's assets and liabilities at December 31,1993 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as passbook savings and NOW accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 17 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 17 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

TABLE 17--INTEREST SENSITIVITY ANALYSIS

                                          (DOLLARS IN THOUSANDS)
                                            DECEMBER 31, 1993
                          ----------------------------------------------------------
                                       INTEREST SENSITIVITY PERIOD
                          ----------------------------------------------------------
                            MONTH      QUARTER    SIX MONTHS    ANNUAL     5 YEARS
                          ----------  ----------  ----------  ----------  ----------
Earning assets:
  Short-term invest-
   ments................  $    8,494  $    8,494  $    8,494  $    8,494  $    8,494
  Investment securities.     441,223     503,036     632,346     952,031   1,763,277
  Assets held for sale..       9,203       9,203       9,203       9,203       9,203
  Loans.................   1,074,632   1,134,747   1,236,807   1,430,412   2,086,943
                          ----------  ----------  ----------  ----------  ----------
    Total...............  $1,533,552  $1,655,480  $1,886,850  $2,400,140  $3,867,917
                          ==========  ==========  ==========  ==========  ==========
Interest bearing liabil-
 ities:
  Deposits..............  $  885,302  $1,094,873  $1,266,183  $1,426,331  $1,857,916
  Short-term borrowings.     505,378     680,378     680,378     680,378     680,378
  Long-term borrowings..         310         318         330         349      86,570
                          ----------  ----------  ----------  ----------  ----------
    Total...............  $1,390,990  $1,775,569  $1,946,891  $2,107,058  $2,624,864
                          ==========  ==========  ==========  ==========  ==========
  Interest sensitivity
   gap..................  $  142,562  $ (120,089) $  (60,041) $  293,082  $1,243,053
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................        1.10         .93         .97        1.14        1.47
Regulatory presentation:
  Interest sensitivity
   gap..................  $ (696,899) $ (959,550) $ (899,502) $ (546,379) $  403,568
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................         .69         .63         .68         .81        1.12

  An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. An asset sensitive gap will benefit Dauphin during periods of rising interest rates, while a liability sensitive gap will benefit Dauphin during declining rates. The gap reflects Dauphin's sensitivity to rate changes over a period of time. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations.

                          DAUPHIN DEPOSIT CORPORATION

ACQUISITION AND DIVESTITURE

  On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares, consummating the merger announced in June 1993. Valley's principal subsidiary was Valley Bank and Trust Company. Valley has total assets of $324 million at December 31, 1993. The acquisition was accounted for as a pooling-of-interests.

  In addition, on August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (FSB), for $.8 million. The sale was consummated on February 1, 1994. FSB had total assets of $12.7 million at December 31, 1993. The sale of FSB will not have a material impact on the financial condition or results of operations for Dauphin in 1994.

EFFECTS OF INFLATION

  The impact of inflation upon banks differs from the impact upon non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and change corresponding to movements in the inflation rate. The precise impact of inflation upon Dauphin is difficult to measure. Inflation may cause non-interest expense items to increase at a more rapid rate than earning sources. Inflation may also affect the borrowing needs of consumers, thereby affecting the growth rate of Dauphin's assets. Inflation may also affect the general level of interest rates, which can have an effect on the profitability of Dauphin.

                          DAUPHIN DEPOSIT CORPORATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

Dauphin Deposit Corporation and Subsidiaries
  Consolidated Balance Sheets...............................................  29
  Consolidated Statements of Income.........................................  30
  Consolidated Statements of Stockholders' Equity...........................  31
  Consolidated Statements of Cash Flows.....................................  32
  Notes to Consolidated Financial Statements................................  33
Independent Auditors' Report................................................  54

                  Dauphin Deposit Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1993 and 1992

                                                           (IN THOUSANDS)
                                                           1993        1992
                                                        ----------  ----------
ASSETS
Cash and due from banks................................ $  143,923  $  204,857
                                                        ----------  ----------
Short-term investments
  Interest bearing deposits............................      5,544       4,450
  Federal funds sold (including term federal funds sold
   of $0 and $20,000, respectively) and securities
   purchased under agreements to resell................      2,950      87,500
                                                        ----------  ----------
    Total short-term investments.......................      8,494      91,950
                                                        ----------  ----------
Investment securities
  (Approximate market value $2,023,140 and $2,018,763,
   respectively).......................................  1,959,897   1,961,328
Assets held for sale...................................      9,203       8,503

Loans (net of unearned income).........................  2,366,830   2,195,335
Allowance for loan losses..............................    (36,109)    (33,624)
                                                        ----------  ----------
    Total net loans....................................  2,330,721   2,161,711
                                                        ----------  ----------
Bank premises and equipment............................     59,693      63,733
Other assets...........................................     84,479      80,504
                                                        ----------  ----------
    Total assets....................................... $4,596,410  $4,572,586
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing................................. $  394,016  $  420,202
  Interest bearing.....................................  2,906,809   2,980,908
                                                        ----------  ----------
    Total deposits.....................................  3,300,825   3,401,110
                                                        ----------  ----------
Short-term borrowings
  Federal funds purchased and securities sold under
   agreements to repurchase............................    628,100     560,433
  U.S. Treasury tax and loan notes.....................     52,278      41,652
                                                        ----------  ----------
    Total short-term borrowings........................    680,378     602,085
                                                        ----------  ----------
Long-term debt.........................................     92,454      92,863
Accrued expenses and taxes.............................     50,149      45,997
                                                        ----------  ----------
    Total liabilities..................................  4,123,806   4,142,055
                                                        ----------  ----------
Stockholders' equity
  Preferred stock, $25 par value; 10,000,000 shares au-
   thorized but unissued
  Common stock, $5 par value; 200,000,000 shares autho-
   rized, 30,040,971 and 30,023,226 shares issued, re-
   spectively, of which 134,200 and 267,310 shares are
   held as treasury stock, respectively................    150,205     150,116
  Surplus..............................................     18,511      17,918
  Retained earnings....................................    306,008     266,318
                                                        ----------  ----------
                                                           474,724     434,352
  Less: Treasury stock--at cost........................     (2,120)     (3,821)
                                                        ----------  ----------
    Total stockholders' equity.........................    472,604     430,531
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $4,596,410  $4,572,586
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1993, 1992 and 1991

                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     1993            1992            1991
                                --------------- --------------- ---------------
Interest income
  Interest and fees on
   loans....................        $174,109        $186,186        $213,975
  Interest and dividends on
   investment securities
    Taxable.................         102,460         110,952         107,756
    Exempt from federal in-
     come...................          22,675          22,657          23,360
  Interest on deposits......             216             158             417
  Interest on assets held
   for sale.................           1,829             908             520
  Interest on federal funds
   sold and other short-term
   investments..............             199             578           4,366
                                    --------        --------        --------
    Total interest income...         301,488         321,439         350,394
                                    --------        --------        --------
Interest expense
  Interest on deposits
    Savings deposits........          38,461          47,239          57,485
    Time deposits...........          61,051          80,688         103,378
    Time deposits in denomi-
     nations of $100,000 or
     more...................          13,814          17,155          23,726
                                    --------        --------        --------
                                     113,326         145,082         184,589
  Interest on short-term
   borrowings...............          19,388          17,000          20,967
  Interest on long-term
   borrowings...............           6,738           5,930           4,220
                                    --------        --------        --------
    Total interest expense..         139,452         168,012         209,776
                                    --------        --------        --------
    Net interest income.....         162,036         153,427         140,618
Provision for loan losses...           9,365          10,944          10,463
                                    --------        --------        --------
    Net interest income af-
     ter provision for loan
     losses.................         152,671         142,483         130,155
                                    --------        --------        --------
Non-interest income
  Fiduciary activities......          14,318          14,158          13,629
  Service charges on deposit
   accounts.................          11,979          10,928          10,111
  Other service charges and
   fees.....................           9,761           8,808           9,431
  Broker/dealer commissions
   and fees.................          10,634          11,247           3,516
  Securities gains, net.....           3,215           3,960           2,815
  Other.....................           8,344           4,885           4,513
                                    --------        --------        --------
    Total non-interest in-
     come...................          58,251          53,986          44,015
                                    --------        --------        --------
Non-interest expense
  Salaries and employee ben-
   efits....................          63,147          62,603          53,171
  Net occupancy expense.....           8,028           7,601           7,366
  Furniture and equipment
   expense..................           8,578           7,818           7,622
  Deposit insurance.........           7,455           7,516           6,753
  Other.....................          38,764          36,554          32,791
                                    --------        --------        --------
    Total non-interest ex-
     pense..................         125,972         122,092         107,703
                                    --------        --------        --------
Income before income taxes..          84,950          74,377          66,467
Provision for income taxes..          20,458          17,154          13,330
                                    --------        --------        --------
Net income..................        $ 64,492        $ 57,223        $ 53,137
                                    ========        ========        ========
Net income per share........        $   2.15        $   1.93        $   1.84
Cash dividends declared per
 share......................        $    .83        $    .77       $     .74 1/2
Weighted average number of
 shares outstanding.........      30,035,507      29,639,940      28,830,038

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1993, 1992 and 1991

                                                 (DOLLARS IN THOUSANDS)
                             COMMON STOCK                          TREASURY STOCK         TOTAL
                          -------------------           RETAINED  ------------------  STOCKHOLDERS'
                            SHARES    AMOUNT  SURPLUS   EARNINGS   SHARES    AMOUNT      EQUITY
                          ---------- -------- --------  --------  --------  --------  -------------
BALANCE, DECEMBER 31,
 1990...................  14,843,866 $ 74,219 $ 87,599  $200,088  (582,127) $(17,563)   $344,343
Net income..............                                  53,137                          53,137
Cash dividends declared
 By Dauphin.............                                 (18,523)                        (18,523)
 By pooled bank prior to
  acquisition...........                                  (1,999)                         (1,999)
Sale of treasury stock
 to Employee Stock Pur-
 chase Plan.............                          (139)             27,563       872         733
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                            (5)              1,664        52          47
Transactions by pooled
 bank prior to
 acquisition
 Stock dividend.........      93,371      467    2,157    (2,624)
 Stock sales............      25,994      130      451               4,500       114         695
Reversal of unrealized
 loss on marketable eq-
 uity securities........                                   2,117                           2,117
                          ---------- -------- --------  --------  --------  --------    --------
BALANCE, DECEMBER 31,
 1991...................  14,963,231   74,816   90,063   232,196  (548,400)  (16,525)    380,550
Net income..............                                  57,223                          57,223
Cash dividends declared
 By Dauphin.............                                 (22,091)                        (22,091)
 By pooled bank prior to
  acquisition...........                                  (1,047)                         (1,047)
Sale of treasury stock..                         1,587             350,000    11,007      12,594
Sale of treasury stock
 to Employee Stock Pur-
 chase Plan.............                            11              31,949       926         937
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (37)             19,825       504         467
Sale of common stock by
 pooled bank prior to
 acquisition............       1,055        5       18                                        23
Debentures converted
 into common stock......      33,878      169      919                                     1,088
Issuance of shares as a
 two-for-one stock
 split, including trea-
 sury stock shares......  14,998,164   74,991  (74,991)           (146,626)
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (44)             25,942       267         223
Debentures converted
 into common stock......      26,898      135      297                                       432
Tax benefit of stock op-
 tion transactions......                            95                                        95
Reversal of unrealized
 loss on marketable eq-
 uity securities........                                      37                              37
                          ---------- -------- --------  --------  --------  --------    --------
BALANCE, DECEMBER 31,
 1992...................  30,023,226  150,116   17,918   266,318  (267,310)   (3,821)    430,531
Net income..............                                  64,492                          64,492
Cash dividends declared.                                 (24,802)                        (24,802)
Sale of treasury stock
 to Employee Stock Pur-
 chase Plan.............                           314              76,579     1,122       1,436
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                            (4)             53,418       536         532
Debentures converted
 into common stock......      17,745       89      203               3,113        43         335
Tax benefit of stock op-
 tion transactions......                            80                                        80
                          ---------- -------- --------  --------  --------  --------    --------
BALANCE, DECEMBER 31,
 1993...................  30,040,971 $150,205 $ 18,511  $306,008  (134,200) $ (2,120)   $472,604
                          ========== ======== ========  ========  ========  ========    ========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1993, 1992 and 1991

                                                      (IN THOUSANDS)
                                                 1993       1992       1991
                                               ---------  ---------  ---------
Operating activities
  Net income.................................. $  64,492  $  57,223  $  53,137
  Adjustments:
    Provision for loan losses.................     9,365     10,944     10,463
    Provision for depreciation, amortization
     and accretion............................     9,834      7,592      3,247
    Deferred income taxes.....................      (680)    (1,899)      (753)
    Securities gains, net.....................    (3,215)    (3,960)    (2,815)
    Decrease in interest receivable...........     3,277      4,315      7,490
    Increase (decrease) in accrued expenses
     and taxes................................     4,152    (14,687)     3,477
    Capitalized interest on deposits..........    43,681     45,552     62,070
    Other, net................................   (22,173)   (15,370)    (9,467)
                                               ---------  ---------  ---------
      Net cash provided by operating activi-
       ties...................................   108,733     89,710    126,849
                                               ---------  ---------  ---------
Investing activities
  Proceeds from investment securities (includ-
   ing proceeds from sales of $48,978, $88,073
   and $168,041, respectively)................   754,052    728,087    532,180
  Purchases of investment securities..........  (733,863)  (953,946)  (665,041)
  Net increase in assets held for sale........      (700)    (2,636)    (1,211)
  Net (increase) decrease in loans............  (163,972)    10,616    (90,743)
  Net purchases of bank premises and equip-
   ment.......................................    (2,083)    (4,859)    (6,117)
  Purchase of Hopper Soliday & Co., Inc.......                          (3,679)
                                               ---------  ---------  ---------
      Net cash used by investing activities...  (146,566)  (222,738)  (234,611)
                                               ---------  ---------  ---------
Financing activities
  Net increase in demand deposits and savings
   accounts...................................    20,952    216,929    158,993
  Net decrease in time deposits...............  (164,918)  (192,602)   (99,535)
  Net increase in short-term borrowings.......    78,293    158,041     35,637
  Net increase (decrease) in long-term debt...       (74)    50,200     (4,836)
  Issuance of common stock and treasury stock.     1,968     14,244      1,475
  Cash dividends..............................   (23,872)   (21,918)   (20,501)
                                               ---------  ---------  ---------
      Net cash provided (used) by financing
       activities.............................   (87,651)   224,894     71,233
                                               ---------  ---------  ---------
      Increase (decrease) in cash and cash
       equivalents............................  (125,484)    91,866    (36,529)
Cash and cash equivalents at beginning of pe-
 riod.........................................   269,857    177,991    214,520
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 144,373  $ 269,857  $ 177,991
                                               =========  =========  =========

Total interest paid amounted to $97,691, $129,598 and $164,214, respectively. Total income taxes paid amounted to $22,458, $19,693 and $12,256, respectively. Total loan sales amounted to $104,541, $89,318 and $67,114, respectively.

          See accompanying notes to consolidated financial statements.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1993, 1992 AND 1991

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following is a description of the more significant accounting policies of Dauphin Deposit Corporation and subsidiaries.

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Dauphin Deposit Corporation and subsidiaries (Dauphin), including its principal subsidiaries, Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania Division, and Farmers Bank and Trust Company of Hanover (the Banks).
All material intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES

  Investment debt securities are carried at cost adjusted for amortization of premium and accretion of discount. Debt securities are carried at cost since Dauphin currently has the ability and intent to hold to maturity. Marketable equity securities are carried at the lower of cost or market value. Unrealized losses on equity securities are reported as a reduction of investment securities and net of taxes as a reduction of stockholders' equity. Realized gains or losses on the sale of investment securities (determined by the specific identification method) are shown separately in the statements of income.

  Dauphin will adopt Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  Management has determined that the entire investment securities portfolio will be classified as available-for-sale. This change will result in an increase in investment securities of $63,243,000 and an increase in stockholders' equity of $41,108,000, representing the after tax impact.

LOANS

  Loans are carried at the principal amount outstanding, net of unearned income. Interest income is accounted for on an accrual basis. Interest income is not accrued when, in the opinion of management, its collectibility is doubtful. When a loan is designated as non-accrual, any accrued interest receivable is generally

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
charged against current earnings. Lease income is recorded using the finance method which provides for a level rate of return on the investment outstanding.

  Mortgages held for sale are carried at the lower of aggregate cost or market value with resulting gains and losses included in other income. Excess servicing fees are computed as the present value of the difference between the estimated future net servicing revenues and normal servicing revenues as established by the federally sponsored secondary market makers. Upon the sale of mortgage loans, excess servicing fees are deferred and amortized over the estimated life of the related mortgages.

  Loan fees and costs of loan origination are deferred and recognized over the life of the loan as a component of interest income.

ASSETS HELD FOR SALE

  Assets held for sale are comprised of mortgages held for sale and the securities inventory of Hopper Soliday & Co., Inc., Dauphin's broker/dealer subsidiary.

  Mortgage loans held for sale are recorded at the lesser of current secondary market value or the actual book value of loans. The securities inventory is recorded at current quoted market value.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is a valuation reserve to absorb losses on loans which may become uncollectible. The provision for loan losses is management's estimate of the amount required to establish a reserve adequate to reflect risks in the loan portfolio of the Banks. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance.

  Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Banks' allowance for loan losses. Such agencies may require the Banks to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

  In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" was issued. SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. Management presently does not know and cannot reasonably estimate the impact of SFAS 114 on its financial statements. SFAS 114 is effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. Dauphin expects to adopt SFAS 114 in January 1995.

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost, including capitalized interest during construction, less accumulated depreciation and amortization. Bank premises and equipment under capitalized leases are recorded at the lower of the present value of minimum lease payments or the fair value of the leased assets determined at the inception of the lease term. Depreciation charged to operating expense, including amounts

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
applicable to capitalized leases, is computed on the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes. Leasehold improvements are capitalized and amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs and minor improvements are charged to expense as incurred; significant renewals and betterments are capitalized.

TRUST ASSETS

  Assets held by the Banks in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of the Banks. Income from fiduciary activities is recorded on an accrual basis.

BENEFIT PLANS

  Pension plan costs for Dauphin's defined benefit plans are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions". The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service lives.

  Dauphin adopted Statement of Financial Acccounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of January 1, 1992, which established a new accounting principle for the cost of retiree health care and other postretirement benefits. Prior to 1992, Dauphin recognized these benefits on a cash basis.

  Dauphin adopted Statement of Financial Acccounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. This standard established accounting requirements for employers who provide benefits to former or inactive employees after employment but before retirement. Prior to 1993, these costs were recognized on a cash basis.

INCOME TAXES

  In 1992, Dauphin adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires the asset and liability method in computing income tax expense for financial reporting purposes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

  Net income per share is computed based upon the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options using the treasury stock method. The difference between primary and fully diluted earnings per share is not significant in any year.

STATEMENT OF CASH FLOWS

  For purposes of the statement of cash flows, Dauphin considers cash and due from banks and overnight federal funds sold to be cash and cash equivalents.

                 DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

2--ACQUISITION AND DIVESTITURE

  On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares, consummating the merger announced in June 1993. At December 31, 1993 Valley had total assets, deposits and equity of $324,164,000, $285,310,000 and $33,948,000, respectively. Valley's principal subsidiary was Valley Bank and Trust Company. The acquisition was accounted for as a pooling-of-interests.

  The effect of the merger on Dauphin's reported net interest income, net income and net income per share for the periods presented is as follows:

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             DAUPHIN,
                                                AS
                                             REPORTED     VALLEY      RESTATED
                                           ----------------------- -------------
   1993
   Net interest income.................... $    162,036 $    14,237 $    176,273
   Net income.............................       64,492       3,425       67,917
   Net income per share...................         2.15        2.77         2.08

   1992
   Net interest income.................... $    153,427 $    13,332 $    166,759
   Net income.............................       57,223       3,808       61,031
   Net income per share...................         1.93        3.08         1.89

   1991
   Net interest income.................... $    140,618 $    11,214 $    151,832
   Net income.............................       53,137       3,042       56,179
   Net income per share...................         1.84        2.46         1.79

  On August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (FSB) for $797,000. The sale is subject to regulatory approval and is expected to be consummated during the first quarter of 1994. FSB had total assets of $12,678,000 at December 31, 1993. The sale of FSB will not have a material impact on the financial condition or results of operations for Dauphin in 1994.

3--RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS AND INVESTMENT SECURITIES

  The Banks are required to maintain average reserve balances with the Federal Reserve Bank. The average amount of those required reserve balances at December 31, 1993 and 1992 was approximately $38,336,000 and $31,678,000, respectively.

  Dauphin Deposit Bank and Trust Company is required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock of $10,651,000 which is included in equity securities.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

4--INVESTMENT SECURITIES

  The amortized cost and estimated market value of investment securities are as follows:

                                                   (IN THOUSANDS)
                                                  DECEMBER 31, 1993
                                     -------------------------------------------
                                                  GROSS      GROSS    ESTIMATED
                                     AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies
 and corporations..................  $  696,194  $17,543    $  (341)  $  713,396
Obligations of states and political
 subdivisions......................     388,568   28,752       (928)     416,392
Debt securities issued by foreign
 governments.......................       1,899       25         (4)       1,920
Corporate securities...............      76,020    2,491                  78,511
Mortgage-backed securities.........     784,201   14,741       (377)     798,565
                                     ----------  -------    -------   ----------
  Total debt securities............   1,946,882   63,552     (1,650)   2,008,784
Equity securities..................      13,015    1,344         (3)      14,356
                                     ----------  -------    -------   ----------
  Total investment securities......  $1,959,897  $64,896    $(1,653)  $2,023,140
                                     ==========  =======    =======   ==========

                                                  DECEMBER 31, 1992
                                     -------------------------------------------
                                                  GROSS      GROSS    ESTIMATED
                                     AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies
 and corporations..................  $  744,825  $22,328    $  (435)  $  766,718
Obligations of states and political
 subdivisions......................     349,748   19,944         (2)     369,690
Debt securities issued by foreign
 governments.......................       5,896      101        (32)       5,965
Corporate securities...............     125,115    2,521       (566)     127,070
Mortgage-backed securities.........     719,986   12,880       (962)     731,904
                                     ----------  -------    -------   ----------
  Total debt securities............   1,945,570   57,774     (1,997)   2,001,347
Equity securities..................      15,758    1,778       (120)      17,416
                                     ----------  -------    -------   ----------
  Total investment securities......  $1,961,328  $59,552    $(2,117)  $2,018,763
                                     ==========  =======    =======   ==========

  The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (IN THOUSANDS)
                                                            DECEMBER 31, 1993
                                                          ---------------------
                                                                     ESTIMATED
                                                          AMORTIZED    MARKET
                                                             COST      VALUE
                                                          ---------- ----------
     Due in one year or less............................. $   88,332 $   89,613
     Due after one year through five years...............    395,907    404,701
     Due after five years through ten years..............    355,989    375,236
     Due after ten years.................................    322,453    340,669
                                                          ---------- ----------
                                                           1,162,681  1,210,219
     Mortgage-backed securities..........................    784,201    798,565
                                                          ---------- ----------
       Total debt securities............................. $1,946,882 $2,008,784
                                                          ========== ==========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Gains and losses from sales of investment securities are as follows:

                                                           (IN THOUSANDS)
                                                       1993     1992     1991
                                                      -------  ------- --------
   Debt securities:
     Gross gains..................................... $ 1,529  $ 2,911 $  3,730
     Gross losses....................................      (6)             (133)
                                                      -------  ------- --------
       Total debt securities.........................   1,523    2,911    3,597
   Equity securities, net............................   1,692    1,049     (782)
                                                      -------  ------- --------
       Total securities gains........................ $ 3,215  $ 3,960 $  2,815
                                                      =======  ======= ========

  Proceeds from sales of investment securities are as follows:

                                                           (IN THOUSANDS)
                                                       1993     1992     1991
                                                      -------  ------- --------
   Debt securities................................... $43,742  $84,819 $163,266
   Equity securities.................................   5,236    3,254    4,775
                                                      -------  ------- --------
     Total proceeds.................................. $48,978  $88,073 $168,041
                                                      =======  ======= ========

  Securities with a carrying value of $827,404,000 at December 31, 1993 and $790,706,000 at December 31, 1992 are pledged to secure public deposits and for other purposes as provided by law.

5--LOANS

  The loan portfolio, net of unearned income, at December 31, 1993 and 1992 is as follows:

                                                            (IN THOUSANDS)
                                                            1993        1992
                                                         ----------  ----------
   Commercial, financial and agricultural:
     Commercial secured by real estate.................. $  397,197  $  399,048
     Agricultural.......................................     26,737      27,180
     Other..............................................    622,381     600,790
   Real estate, construction............................    181,893     132,224
   Real estate, residential.............................    703,102     691,769
   Consumer.............................................    408,900     333,230
   Lease financing......................................     30,488      15,409
   Unamortized net loan fees............................     (3,868)     (4,315)
                                                         ----------  ----------
       Total loans...................................... $2,366,830  $2,195,335
                                                         ==========  ==========

  The Banks have granted loans to officers, directors and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans, which excludes aggregate loans totaling less than $60,000 to any one related party, is as follows:

                                                                  (IN THOUSANDS)
     Balance--January 1, 1993....................................    $55,145
     New loans...................................................     74,050
     Repayments..................................................     50,505
                                                                     -------
     Balance--December 31, 1993..................................    $78,690
                                                                     =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
  Included within the loan portfolio are loans on which the Banks have ceased the accrual of interest and restructured loans. Such loans amounted to $23,129,000 and $24,154,000 at December 31, 1993 and 1992, respectively. If interest income had been recorded on all such loans outstanding during the years 1993, 1992 and 1991, interest income would have been increased as shown in the following table:

                                                              (IN THOUSANDS)
                                                            1993   1992   1991
                                                           ------ ------ ------
     Interest income which would have been recorded under
      original terms.....................................  $1,345 $2,068 $1,623
     Interest income recorded during the period..........     564  1,178  1,077
                                                           ------ ------ ------
     Net impact on interest income.......................  $  781 $  890 $  546
                                                           ====== ====== ======

6--ALLOWANCE FOR LOAN LOSSES

  An analysis of the changes in the allowance for loan losses is as follows:

                                                            (IN THOUSANDS)
                                                         1993    1992    1991
                                                        ------- ------- -------
     Balance, beginning of year........................ $33,624 $29,920 $27,297
       Provision charged to operations.................   9,365  10,944  10,463
       Recoveries on loans charged off.................   3,301   2,869   2,594
                                                        ------- ------- -------
                                                         46,290  43,733  40,354
       Loans charged off...............................  10,181  10,109  10,434
                                                        ------- ------- -------
     Balance, end of year.............................. $36,109 $33,624 $29,920
                                                        ======= ======= =======

7--BANK PREMISES AND EQUIPMENT

  A summary of bank premises and equipment at December 31, 1993 and 1992 is as follows:

                                                             (IN THOUSANDS)
                                                ESTIMATED
                                               USEFUL LIFE    1993      1992
                                              ------------- --------  --------
     Land....................................               $  9,807  $ 10,256
     Bank premises........................... 5 to 40 years   65,320    67,232
     Leasehold improvements.................. 2 to 35 years    2,618     2,484
     Equipment............................... 3 to 10 years   38,113    35,694
                                                            --------  --------
                                                             115,858   115,666
     Accumulated depreciation and amortiza-
      tion...................................                (56,165)  (51,933)
                                                            --------  --------
         Total...............................               $ 59,693  $ 63,733
                                                            ========  ========

  Depreciation and amortization amounted to $5,957,000 for 1993, $5,673,000 for 1992 and $5,435,000 for 1991.

8--TIME CERTIFICATES OF DEPOSIT

  Time certificates of deposit of $100,000 or more at December 31, 1993 and 1992 amounted to $287,673,000 and $304,528,000, respectively.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

9--SHORT-TERM BORROWINGS

  Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally mature within one to ninety days from the transaction date.

  A summary of aggregate short-term borrowings is as follows for the years ended December 31, 1993, 1992 and 1991:

                                                      (DOLLARS IN THOUSANDS)
                                                     1993      1992      1991
                                                   --------  --------  --------
   Amount outstanding at year-end................. $680,378  $602,085  $444,044
   Average interest rate at year-end..............     3.03%     2.99%     4.08%
   Maximum amount outstanding at any month-end.... $763,579  $602,085  $471,218
   Average amount outstanding..................... $644,375  $481,343  $373,091
   Weighted average interest rate.................     3.01%     3.53%     5.62%

  The Banks have approved federal funds lines of credit that amounted to approximately $1,600,000,000 at December 31, 1993.

10--LONG-TERM DEBT

  The following is a summary of long-term debt at December 31, 1993 and 1992:

                                                             (IN THOUSANDS)
                                                              1993    1992
                                                             ------- -------
   Dauphin Deposit Corporation
    8.70% Senior Notes due 1996............................  $35,000 $35,000
    9% Convertible Subordinated Debentures due June 1999,
     convertible into common stock at $16.06 per share.....    5,645   5,980
   Dauphin Deposit Bank and Trust Company
    Advances from The Federal Home Loan Bank of Pittsburgh.   51,000  51,000
   Other Subsidiaries
    Variable rate mortgage (4 1/2% at December 31, 1993)
     (collateralized by bank premises).....................      306     343
                                                             ------- -------
                                                              91,951  92,323
   Obligations under capitalized lease.....................      503     540
                                                             ------- -------
    Total..................................................  $92,454 $92,863
                                                             ======= =======

  In November 1986, Dauphin issued $35,000,000, 8.70% Senior Notes due 1996 at par. These Senior Notes are not subordinated in right of payment to any other unsecured indebtedness of Dauphin.

  Advances from The Federal Home Loan Bank of Pittsburgh consists of two advances with interest rates ranging from 5.89% to 6.17% and mature in 1995. These advances are subject to restrictions and penalties if repaid prior to maturity and are collateralized by qualifying investments.

  Aggregate long-term debt maturities, for each of the next five years are as follows:

  1994--$78,000; 1995--$51,087,000; 1996--$35,097,000; 1997--$108,000; 1998--
  $86,000

  At December 31, 1993, Dauphin and its subsidiaries had unused lines of credit totaling approximately $3,000,000 with a non-affiliated bank.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

11--RESTRICTION ON PAYMENT OF DIVIDENDS

  Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Dauphin in the form of cash dividends. Additionally, regulatory agencies restrict the availability of surplus for the payment of dividends. As of December 31, 1993, $307,691,000 of undistributed earnings of the Banks were available for distribution to Dauphin as dividends without restriction.

12--INCOME TAXES

  The provision for income taxes, consisting primarily of Federal income taxes, for the years 1993, 1992 and 1991, consists of the following:

                                                          (IN THOUSANDS)
                                                      1993     1992     1991
                                                     -------  -------  -------
   Current taxes.................................... $21,138  $19,053  $14,083
   Deferred taxes (credits).........................    (680)  (1,899)    (753)
                                                     -------  -------  -------
     Total.......................................... $20,458  $17,154  $13,330
                                                     =======  =======  =======

  Deferred income taxes result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. The sources of those temporary differences and the related tax effect are as follows:

                                                          (IN THOUSANDS)
                                                      1993     1992     1991
                                                     -------  -------  -------
   Provision for loan losses........................ $(1,206) $(1,408) $  (563)
   Depreciation.....................................    (197)     (55)    (141)
   Investment securities discount accretion.........      52     (133)    (648)
   Deferred loan fees and costs.....................     150     (148)      67
   Lease financing transactions.....................     576        5      (17)
   Employee benefit programs........................    (485)    (408)      73
   Mortgage servicing rights........................    (134)    (358)       4
   Other, net.......................................     564      606      472
                                                     -------  -------  -------
     Total.......................................... $  (680) $(1,899) $  (753)
                                                     =======  =======  =======

  A reconciliation between the effective income tax rate and the statutory rate follows:

                                                      1993     1992     1991
                                                     -------  -------  -------
   Statutory Federal income tax rate................    35.0%    34.0%    34.0%
   Tax exempt income................................   (11.0)   (12.5)   (14.7)
   Other, net.......................................      .1      1.6       .8
                                                     -------  -------  -------
   Effective income tax rate........................    24.1%    23.1%    20.1%
                                                     =======  =======  =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993, 1992 and 1991 are as follows:

                                                          (IN THOUSANDS)
                                                       1993     1992     1991
                                                      -------  -------  -------
   Deferred tax assets:
     Allowance for loan losses....................... $12,638  $11,253  $ 9,823
     Deferred loan fees and costs....................   1,409    1,568    1,416
     Purchase accounting adjustments to loans........     975    1,421    1,891
     Employee benefit programs.......................   1,145      466
     Other...........................................   1,691      903    1,002
                                                      -------  -------  -------
       Total gross deferred tax assets...............  17,858   15,611   14,132
                                                      -------  -------  -------
   Deferred tax liabilities:
     Bank premises and equipment.....................  (2,749)  (2,775)  (2,900)
     Investment securities discount..................    (283)    (155)    (269)
     Lease financing transactions....................  (3,074)  (2,898)  (2,554)
     Prepaid pension.................................    (904)    (935)    (762)
     Mortgage servicing rights.......................    (428)    (563)    (912)
     Other...........................................  (1,361)    (486)    (377)
                                                      -------  -------  -------
       Total gross deferred tax liabilities..........  (8,799)  (7,812)  (7,774)
                                                      -------  -------  -------
       Net deferred tax asset........................ $ 9,059  $ 7,799  $ 6,358
                                                      =======  =======  =======

  Management is of the opinion that the deferred tax asset is realizable since Dauphin has had a long history of strong earnings and has carryback potential greater than the deferred tax asset. Management is not aware of any evidence that would preclude Dauphin from ultimately realizing this asset.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

13--BENEFIT PLANS

  The Banks have noncontributory defined benefit pension plans covering substantially all employees. The Plans' benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during the final years of employment. Dauphin's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Pension expense (credit) associated with these plans amounted to $(269,000), $(262,000) and $(178,000) for 1993, 1992 and 1991, respectively.

  The following table sets forth the pension plans' funded status and amounts recognized in Dauphin's consolidated financial statements at December 31, 1993 and 1992:

                                                              (IN THOUSANDS)
                                                               1993     1992
                                                              -------  -------
   Actuarial present value of benefit obligations:
     Vested.................................................. $32,182  $25,774
     Non-vested..............................................   1,486    1,063
                                                              -------  -------
       Accumulated benefit obligation........................  33,668   26,837
   Effects of future compensation levels.....................   7,709    6,001
                                                              -------  -------
   Projected benefit obligation..............................  41,377   32,838
   Plan assets at fair value.................................  49,829   46,732
                                                              -------  -------
   Excess of plan assets over the projected benefit obliga-
    tion.....................................................   8,452   13,894
   Unrecognized net asset being amortized over 15 years......  (4,928)  (5,631)
   Unrecognized prior service cost...........................     384      472
   Unrecognized (gain) loss..................................      39   (5,204)
                                                              -------  -------
   Prepaid pension cost included in the consolidated finan-
    cial statements.......................................... $ 3,947  $ 3,531
                                                              =======  =======

  The assumptions used in determining the actuarial present value of the projected benefit obligation and the expected rate of return on plan assets are as follows:

                                                                     1993  1992
                                                                     ----  ----
   Expected return on plan assets................................... 8.00% 7.50%
   Discount rate.................................................... 7.00  7.50
   Rate of increase in future compensation levels................... 4.50  5.00

  Net pension expense (credit) for 1993, 1992 and 1991 was comprised of the following:

                                                          (IN THOUSANDS)
                                                       1993     1992     1991
                                                      -------  -------  -------
   Service cost...................................... $ 1,515  $ 1,562  $ 1,465
   Interest cost on projected benefit obligation.....   2,507    2,517    2,372
   Return on plan assets.............................  (3,676)  (3,726)  (3,400)
   Net amortization and deferral.....................    (615)    (615)    (615)
                                                      -------  -------  -------
     Net pension credit.............................. $  (269) $  (262) $  (178)
                                                      =======  =======  =======

  Plan assets are primarily invested in listed stocks (including 86,000 shares of Dauphin at December 31, 1993 and 1992) and U.S. Treasury and federal agency securities.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Effective January 1, 1992, Dauphin adopted Statement of Financial Accounting Standards No. 106 (SFAS 106), "Employers' Accounting for Postretirement Benefits Other than Pensions". This pronouncement focuses principally on postretirement health care and life insurance benefits and significantly changed Dauphin's prior practice of accounting for these benefits on a pay-as-you-go basis to an accrual basis during the years that the employee renders the necessary service to eventually receive these benefits.

  Dauphin's postretirement benefits other than pensions are currently not funded. The status of the plan at December 31, 1993 and 1992 is as follows:

                                                            (IN THOUSANDS)
                                                             1993     1992
                                                            -------  -------
   Actuarial present value of accumulated postretirement
    benefit obligation:
     Retirees.............................................. $10,175   $7,984
     Fully eligible active plan participants...............     948      803
     Other active plan participants........................   4,698    4,280
                                                            -------  -------
                                                             15,821   13,067
   Unrecognized transition liability being amortized over
    20 years............................................... (10,173) (11,046)
   Unrecognized net loss...................................  (2,878)    (651)
                                                            -------  -------
   Accrued postretirement obligation....................... $ 2,770  $ 1,370
                                                            =======  =======

  The assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligation are as follows:

                                                                     1993  1992
                                                                     ----  ----
   Discount rate.................................................... 7.00% 7.50%
   Rate of increase in future compensation levels................... 4.50  5.00

  The cost for postretirement benefits other than pensions for 1993 and 1992 consisted of the following components:

                                                                       (IN
                                                                   THOUSANDS)
                                                                   1993   1992
                                                                  ------ ------
   Service cost.................................................. $  359 $  314
   Interest cost on accumulated postretirement benefit obliga-
    tion.........................................................  1,064    937
   Amortization of transition obligation.........................    565    581
   Net amortization and deferral.................................     45
                                                                  ------ ------
     Net postretirement benefit cost............................. $2,033 $1,832
                                                                  ====== ======

  Prior to January 1, 1992, Dauphin recognized the cost of retiree health care and life insurance benefits as an expense as premiums were incurred. These costs approximated $444,000 for 1991.

  The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16 1/2% in 1992, the year of adoption, decreasing by 1% per year to an ultimate rate of 6% in 2012 and thereafter over the projected payout period of benefits.

  The health care cost trend rate assumption has a significant effect on the amounts reported. For example, one-percentage-point increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by $2,000,000 and $1,500,000 at December 31, 1993 and 1992,
respectively and

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
increase the aggregate of the service and interest cost components by $200,000 and $150,000 for the years ended December 31, 1993 and 1992, respectively.

  Dauphin offers a savings plan for all eligible employees. Under the plan, Dauphin contributes 25% of the participants' contribution which cannot exceed 10% of their salaries. Participants' contributions are at all times fully vested, and Dauphin's contributions become fully vested with two years of service. Contributions to the plan amounted to $468,000, $405,000 and $312,000 during 1993, 1992 and 1991, respectively.

  Farmers Bank and Trust Company of Hanover (FB&T) maintained two defined contribution plans. A savings plan permitted eligible employees to make Section 401(k) salary withholding contributions. This savings plan also permitted FB&T to make contributions to the plan on behalf of eligible employees by way of matching Employer Contributions and Regular Employer Contributions. An Employee Stock Ownership Plan (ESOP), designed to invest primarily in common stock of FB&T, was initially funded in 1988 by reversionary assets from FB&T's terminated employee pension plan. FB&T stock held by the ESOP was periodically released from the ESOP's suspense account as yearly allocations were made to eligible employees. Both plans were discontinued during 1992. The expense for these two plans amounted to $505,000 and $398,000 during 1992 and 1991, respectively.

  In 1993, Dauphin adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption resulted in an incremental cost of $500,000 to salaries and benefits expense. This accrual was established to record the liability for benefits to former or inactive employees after employment but before retirement.

14--EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

  Under the employee stock purchase plan, all eligible employees may purchase shares of Dauphin's common stock through payroll deductions (limited to an amount aggregating 10% of annual base pay). The purchase price, established 30 days prior to the offering date, is not less than 85% or more than 100% of the average market price on the offering date or exercise date, whichever is lower. 840,000 shares of common stock have been authorized to be offered under the plan, of which 588,205 shares have been issued. Because of a difference between the plan offering date, and Dauphin's year-end, no shares were under option at December 31, 1993.

  During 1987, the shareholders approved the adoption of the Stock Option Plan of 1986 (the Plan). Under the Plan, Dauphin may grant either qualified or non-qualified stock options to key employees for the purchase of up to 1,193,000 shares of common stock. The exercise price of options granted may not be less than 85% of the fair market value of Dauphin's common stock at the date of grant. Options become exercisable over periods of one to five years and expire ten years from the date of grant.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Stock option transactions during 1993, 1992 and 1991 are summarized below:

                                                                      PRICE
                                                        SHARES   RANGE PER SHARE
                                                       --------  ---------------
   Balance, December 31, 1990.........................  467,856  $ 6.45--$16.45
     Granted..........................................  155,118  $11.10--$16.57
     Exercised........................................  (24,603) $ 6.45--$14.29
     Terminated.......................................  (27,570) $ 6.45--$16.45
                                                       --------
   Balance, December 31, 1991.........................  570,801  $ 9.48--$16.57
     Granted..........................................  161,810  $14.04--$23.72
     Exercised........................................ (102,110) $ 6.45--$16.57
                                                       --------
   Balance, December 31, 1992.........................  630,501  $ 9.48--$23.72
     Granted..........................................  152,500  $24.88
     Exercised........................................  (77,605) $ 9.48--$16.57
     Terminated.......................................   (3,000) $24.88
                                                       --------
   Balance, December 31, 1993.........................  702,396  $ 9.48--$24.88
                                                       ========
   Exercisable, December 31, 1993.....................  328,713
                                                       ========

  In connection with the adoption of a shareholder rights plan on January 22, 1990, Dauphin declared a dividend distribution of one Common Stock Purchase Right (a "Right") for each outstanding share of common stock of Dauphin. The Rights are exercisable only if a person or group of affiliated persons acquires or announces an intention to acquire 18% of the common stock of Dauphin and Dauphin's Board of Directors does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from Dauphin one share of common stock at the specified exercise price which is subject to adjustment (currently $50 per share). Once the Rights become exercisable, if any person or group acquires 18% of the common stock of Dauphin, the holder of a Right, other than the acquiring person or group, will be entitled, among other things, to purchase shares of common stock having a value equal to two times the exercise price of the Right. The Board of Directors is entitled to redeem the Rights for $.001 per Right at any time before expiration of the redemption period. The Board of Directors may, at any time after the Rights become exercisable and prior to the time any person becomes a 50% beneficial owner of Dauphin's shares of common stock, exchange each of the outstanding Rights (except Rights of the acquiring person or group which are voided) for one share of common stock, subject to adjustment. The Rights will expire on January 22, 2000, unless earlier redeemed by Dauphin.

  In January 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the outstanding common stock. Dauphin expects to use available cash to fund the share repurchases which will be made from time to time on the open market or in privately negotiated transactions. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan and other appropriate uses.

15--FINANCIAL INSTRUMENTS OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT
RISK

  Dauphin is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuation in interest rates. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  Dauphin's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Dauphin uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  At December 31, 1993 and 1992, Dauphin had the following off-balance sheet financial instruments whose contract amounts represent credit risk:

                                                              (IN THOUSANDS)
                                                              1993       1992
                                                           ---------- ----------
   Commitments to extend credit........................... $1,129,601 $1,005,380
   Financial and performance standby letters of credit....     98,274     86,153
   Commercial and similar letters of credit...............        502        406
   Commitments to purchase securities.....................     37,270     53,466

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Dauphin evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Dauphin upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Standby letters of credit are conditional commitments issued by Dauphin to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The term of the letters of credit varies from one month to 24 months and may have renewal features. The credit risk involved in using letters of credit is essentially the same as that involved in extending loans to customers. Dauphin holds collateral supporting those commitments for which collateral is deemed necessary.

  Most of Dauphin's business activity is with customers located within Dauphin's defined market area, principally Central Pennsylvania. Dauphin grants commercial, residential and consumer loans throughout the state. The loan portfolio is well diversified and Dauphin does not have any significant concentrations of credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" (SFAS 107) requires disclosure of the fair value of financial instruments. The majority of Dauphin's assets and liabilities are considered financial instruments. Significant assumptions and estimates were used in calculation of fair market values.

  The following methods and assumptions were used to estimate the fair value of each class of Dauphin's financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM INVESTMENTS

  The fair value for cash and short-term instruments is estimated to be book value, due to the short maturity of, and negligible credit concerns within, those instruments.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

INVESTMENT SECURITIES

  The fair value for debt and marketable equity securities is based on quoted market prices, if available. If quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

ASSETS HELD FOR SALE

  The fair value for mortgage loans held for sale is estimated using the current secondary market rates. For the securities held for sale, the securities are recorded at the current quoted market value.

LOANS

  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The residential mortgages and certain consumer loans include prepayment assumptions.

OTHER FINANCIAL ASSETS

  The fair value for accrued interest receivable is estimated to be the current book value. The fair value for excess servicing fees is calculated based on the present value of the difference between the estimated future net revenues and normal servicing.

DEPOSITS

  The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, NOW and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows, using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

  The fair value of short-term borrowings is estimated using the current rates for similar terms and maturities.

LONG-TERM DEBT

  The fair value of long-term debt is estimated using debt with similar terms and remaining maturities.

ACCRUED INTEREST PAYABLE

  The fair value of accrued interest payable is estimated to be the current book value.

COMMITMENTS

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

LIMITATIONS

  The fair values estimated are dependent upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any sales of financial instruments may incur potential tax and other expenses that would not be reflected in the fair values. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed. The reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991

  At December 31, 1993 and 1992, Dauphin's estimated fair values of financial instruments based on disclosed assumptions are as follows:

                                                 (IN THOUSANDS)
                                           1993                   1992
                                   ---------------------- ----------------------
                                               ESTIMATED              ESTIMATED
                                    CARRYING      FAIR     CARRYING      FAIR
                                     AMOUNT      VALUE      AMOUNT      VALUE
                                   ----------  ---------- ----------  ----------
Financial assets:
Cash and due from banks..........  $  143,923  $  143,923 $  204,857  $  204,857
Short-term investments...........       8,494       8,494     91,950      91,950
Investment securities............   1,959,897   2,023,140  1,961,328   2,018,763
Assets held for sale.............       9,203       9,203      8,503       8,503
Loans
  Commercial.....................   1,356,228   1,383,392  1,297,094   1,318,506
  Residential mortgages..........     424,540     438,551    409,967     423,442
  Consumer.......................     570,285     582,116    470,447     474,138
  Non-accrual....................      15,777                 17,827
  Allowance for loan losses......     (36,109)               (33,624)
                                   ----------  ---------- ----------  ----------
    Net loans....................   2,330,721   2,404,059  2,161,711   2,216,086
Other financial assets...........      33,180      33,180     37,252      37,252
Financial liabilities:
Deposits
  Non-interest bearing demand....     394,016     394,016    420,202     420,202
  Interest bearing demand and
   savings.......................   1,510,568   1,510,568  1,463,316   1,463,316
  Time deposits..................   1,396,241   1,466,224  1,517,592   1,560,689
                                   ----------  ---------- ----------  ----------
    Total deposits...............   3,300,825   3,370,808  3,401,110   3,444,207
Short-term borrowings............     680,378     680,378    602,085     602,085
Long-term debt...................      92,454     100,795     92,863      99,249
Accrued interest payable.........      20,107      20,107     22,027      22,027
Off-balance sheet financial in-
 struments:
Commitments to extend credit.....   1,129,601         194  1,005,380         173
Financial and performance standby
 letters of credit...............      98,274         983     86,153         862
Commercial and similar letter of
 credit..........................         502           5        406           4
Commitments to purchase securi-
 ties............................      37,270      37,270     53,466      53,466

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
16--CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

  Dauphin Deposit Corporation (Parent Company Only) Condensed Balance Sheets

                                                              (IN THOUSANDS)
                                                               DECEMBER 31,
                                                             ------------------
                                                               1993      1992
                                                             --------  --------
Assets:
  Due from Banks (subsidiaries)............................. $     80  $    520
  Investment securities.....................................   55,690    54,049
  Investment in subsidiaries
    Banking subsidiaries....................................  432,682   395,189
    Non-banking subsidiaries................................   27,715    26,251
                                                             --------  --------
      Total investment in subsidiaries......................  460,397   421,440
  Other assets..............................................    1,134     1,240
                                                             --------  --------
      Total assets.......................................... $517,301  $477,249
                                                             ========  ========
Liabilities and Stockholders' Equity:
  Liabilities:
    Accrued expenses and taxes.............................. $  4,052  $  5,738
    Long-term debt..........................................   40,645    40,980
                                                             --------  --------
      Total liabilities.....................................   44,697    46,718
                                                             --------  --------
  Stockholders' Equity:
    Common stock............................................  150,205   150,116
    Surplus.................................................   18,511    17,918
    Retained Earnings.......................................  306,008   266,318
                                                             --------  --------
                                                              474,724   434,352
    Less: Treasury stock--at cost...........................   (2,120)   (3,821)
                                                             --------  --------
      Total stockholders' equity............................  472,604   430,531
                                                             --------  --------
      Total liabilities and stockholders' equity............ $517,301  $477,249
                                                             ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of
Income

                                                           (IN THOUSANDS)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1993     1992     1991
                                                     -------- -------- --------
Revenue
  Dividend income:
    Banking subsidiaries...........................  $ 26,814 $ 25,201 $ 31,559
    Non-banking subsidiaries.......................                 93       97
  Interest on investment securities................     2,750    2,365    1,871
  Interest on time deposits with Banks.............        89      338      585
  Interest on advance to subsidiary................                 13
  Gains (losses) on sales of investment securities.         2      433     (154)
                                                     -------- -------- --------
      Total revenue................................    29,655   28,443   33,958
                                                     -------- -------- --------
Expenses
  Interest on short-term borrowings................                           2
  Interest on long-term debt.......................     3,555    3,670    3,959
  Other expenses...................................     1,186    3,344    1,244
                                                     -------- -------- --------
      Total expenses...............................     4,741    7,014    5,205
                                                     -------- -------- --------
Income before income taxes and equity in
 undistributed net income of subsidiaries..........    24,914   21,429   28,753
Income tax benefit.................................       618      746      970
                                                     -------- -------- --------
Income before equity in undistributed net income of
 subsidiaries......................................    25,532   22,175   29,723
Equity in undistributed net income:
  Banking subsidiaries.............................    37,494   32,426   22,532
  Non-banking subsidiaries.........................     1,466    2,622      882
                                                     -------- -------- --------
      Net income...................................  $ 64,492 $ 57,223 $ 53,137
                                                     ======== ======== ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1993, 1992 AND 1991
Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of Cash Flows

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1993      1992      1991
                                                  --------  --------  --------
Operating activities
  Net income..................................... $ 64,492  $ 57,223  $ 53,137
  Adjustments
    Equity in undistributed net income of subsid-
     iaries......................................  (38,960)  (35,048)  (23,414)
    Other, net...................................   (1,596)   10,605    (1,769)
                                                  --------  --------  --------
      Net cash provided by operating activities..   23,936    32,780    27,954
                                                  --------  --------  --------
Investing activities
  Proceeds from investment securities............   11,955    21,596     8,805
  Purchase of investment securities..............  (14,427)  (52,218)   (2,587)
  Advances to subsidiaries.......................                        2,650
  Investment in subsidiaries.....................                       (6,649)
                                                  --------  --------  --------
      Net cash provided (used) by investing ac-
       tivities..................................   (2,472)  (30,622)    2,219
                                                  --------  --------  --------
Financing activities
  Reduction in short-term borrowings.............                (26)
  Reduction in long-term debt....................             (1,520)   (3,600)
  Issuance of common stock.......................                 23       695
  Issuance of treasury stock.....................    1,968    14,221       780
  Cash dividends.................................  (23,872)  (21,918)  (20,501)
                                                  --------  --------  --------
      Net cash used by financing activities......  (21,904)   (9,220)  (22,626)
                                                  --------  --------  --------
      Increase (decrease) in cash and cash equiv-
       alents....................................     (440)   (7,062)    7,547
Cash and cash equivalents at beginning of year...      520     7,582        35
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $     80  $    520  $  7,582
                                                  ========  ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                        DECEMBER 31, 1993, 1992 AND 1991
17--CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                             DATA)
                                                             1993
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
Interest income................................ $75,987 $75,489 $76,242 $73,770
Interest expense...............................  35,963  34,845  34,981  33,663
                                                ------- ------- ------- -------
Net interest income............................  40,024  40,644  41,261  40,107
Provision for loan losses......................   2,402   2,377   2,287   2,299
Non-interest income............................  13,939  15,150  13,403  15,759
Non-interest expense...........................  29,534  31,693  30,690  34,055
                                                ------- ------- ------- -------
Income before income taxes.....................  22,027  21,724  21,687  19,512
Provision for income taxes.....................   5,351   5,226   5,444   4,437
                                                ------- ------- ------- -------
Net income..................................... $16,676 $16,498 $16,243 $15,075
                                                ======= ======= ======= =======
Net income per share........................... $   .56 $   .55 $   .54 $   .50
                                                ======= ======= ======= =======
Restated for Valley merger:
  Net income................................... $17,753 $17,408 $17,191 $15,565
  Net income per share......................... $   .54 $   .54 $   .52 $   .48
                                                             1992
                                                -------------------------------
                                                 FIRST  SECOND   THIRD  FOURTH
                                                QUARTER QUARTER QUARTER QUARTER
                                                ------- ------- ------- -------
Interest income................................ $82,672 $82,107 $79,475 $77,185
Interest expense...............................  44,696  43,831  41,490  37,995
                                                ------- ------- ------- -------
Net interest income............................  37,976  38,276  37,985  39,190
Provision for loan losses......................   2,187   2,191   3,088   3,478
Non-interest income............................  13,871  13,878  13,310  12,927
Non-interest expense...........................  30,985  30,993  29,837  30,277
                                                ------- ------- ------- -------
Income before income taxes.....................  18,675  18,970  18,370  18,362
Provision for income taxes.....................   4,538   4,401   4,140   4,075
                                                ------- ------- ------- -------
Net income..................................... $14,137 $14,569 $14,230 $14,287
                                                ======= ======= ======= =======
Net income per share........................... $   .49 $   .49 $   .47 $   .48
                                                ======= ======= ======= =======
Restated for Valley merger:
  Net income................................... $15,054 $15,505 $15,202 $15,270
  Net income per share......................... $   .48 $   .47 $   .47 $   .47

18--CONTINGENT LIABILITIES

  Various legal actions or proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

[LOGO OF KPMG PEAT MARWICK APPEARS HERE]

CERTIFIED PUBLIC ACCOUNTANTS

225 Market Street
Suite 300
P.O. Box 1190
Harrisburg, PA 17108-1190

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders Dauphin Deposit Corporation

  We have audited the accompanying consolidated balance sheets of Dauphin Deposit Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of Dauphin's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Deposit Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

                                               /s/ KPMG Peat Marwick

January 28, 1994

[LOGO OF MEMBER FIRM OF KLYNVEID PEAT MARWICK GOERDELER APPEARS HERE]

                          DAUPHIN DEPOSIT CORPORATION
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                          DAUPHIN DEPOSIT CORPORATION

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relative to directors of the Registrant is incorporated herein by reference to Election of Directors and Section 16(a) of the Exchange Act in the Corporation's 1994 Proxy Statement. Information relative to executive officers of the Registrant is set forth herein in Part I under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to Executive Compensation in the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to Outstanding Stock and Principal Holders Thereof in the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to Transactions with Management in the 1994 Proxy Statement.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements
           The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
   (a) 2.  Financial Statement Schedules
           All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual
           Report.
   (a) 3.  Exhibits
           (3)(a) The Articles of Incorporation, as amended, of the Corporation, are incorporated herein by reference to Exhibit 3(b) to the
                  Corporation's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1992 (Commission File Number 0-8415).
           (3)(b) The By-Laws, as amended, of the Corporation are incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on
                  Form 10-K for the year ended December 31, 1992 (Commission File
                  Number 0-8415).
           (10)(a) The Corporation's Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Corporation's Registration Statement on Form S-8, as filed with the Commission on April 28, 1993 (Commission File Number 33-
                   17401).
           (10)(b) The Corporation's Annual Management Performance Incentive Plan is
                   incorporated herein by reference to Exhibit 10(b) to the
                   Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (Commission File Number 0-8415).
           (10)(c) Supplemental Executive Benefit and Change in Control Agreement,
                   dated as of January 23, 1984, between Dauphin Bank and William J.
                   King (the "King Agreement") is incorporated herein by reference to
                   Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for
                   the year ended December 31, 1992 (Commission File Number 0-8415).
           (10)(d) Corrective Amendment, dated as of July 18, 1989, to the King
                   Agreement is incorporated herein by reference to Exhibit 10(d) to the Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (Commission File Number 0-8415).
           (10)(e) Amendment, dated as of November 8, 1991, to the King Agreement is incorporated herein by reference to Exhibit 10(e) to the
                   Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1992 (Commission File Number 0-8415).
           (10)(f) Supplemental Executive Benefit and Change in Control Agreement, As
                   Amended and Restated, dated as of October 15, 1992, between the
                   Corporation and Christopher R. Jennings is incorporated herein by reference to Exhibit 10(f) to the Corporation's Annual Report on
                   Form 10-K for the year ended December 31, 1992 (Commission File
                   Number 0-8415).

                          DAUPHIN DEPOSIT CORPORATION

         (10)(g) Change in Control Agreement, dated as of December 15, 1987, between the Corporation, Dauphin Bank and Paul B. Shannon (the
                 "Shannon Agreement") is incorporated herein by reference to
                 Exhibit 10(g) to the Corporation's Annual Report on Form 10-K for
                 the year ended December 31, 1992 (Commission File Number 0-8415).
         (10)(h) Corrective Amendment, dated as of August 7, 1989, to the Shannon
                 Agreement is incorporated herein by reference to Exhibit 10(h) to the Corporation's Annual Report on Form 10-K for the year ended
                 December 31, 1992 (Commission File Number 0-8415).
         (10)(i) Change in Control Agreement, dated as of May 27, 1988, between the
                 Corporation, Bank of Pennsylvania and Harry L. Nicholson (the
                 "Nicholson Agreement") is incorporated herein by reference to
                 Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for
                 the year ended December 31, 1992 (Commission File Number
                 0-8415).
         (10)(j) Corrective Amendment, dated as of July 31, 1989, to the Nicholson
                 Agreement is incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the year ended
                 December 31, 1992 (Commission File Number
                 0-8415).
         (10)(k) Employment and Consulting Agreement, dated as of January 27, 1992, between FB&T Corporation, the Corporation and Lawrence J. LaMaina,
                 Jr. (the "LaMaina Agreement") is incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K
                 for the year ended December 31, 1992 (Commission File Number 0-
                 8415).
         (10)(l) First Amendment, dated as of April 2, 1993, to the LaMaina
                 Agreement.
         (11)    Statement regarding computation of per share earnings.
         (21)    Subsidiaries of the Registrant.
         (23)    Consent of Independent Auditors.
         (99)    The Rights Agreement, dated as of January 22, 1990, between the
                 Corporation and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to the Corporation's Current
                 Report on Form 8-K, dated January 22, 1990, and filed with the
                 Securities and Exchange Commission on February 9, 1990.
   (b)   Reports on Form 8-K
         There were no reports on Form 8-K filed for the three months ended
         December 31, 1993.

                          DAUPHIN DEPOSIT CORPORATION

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Dauphin Deposit Corporation

February 22, 1994                                   /s/ William J. King
                                          By: ---------------------------------
                                                        WILLIAM J. KING
                                                CHAIRMAN OF THE BOARD, CHIEF
                                               EXECUTIVE OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT IS SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

         /s/ William J. King            Chairman of the      February 22, 1994
- -------------------------------------    Board, Chief
           WILLIAM J. KING               Executive Officer
                                         and Director


     /s/ Christopher R. Jennings        President, Chief     February 10, 1994
- -------------------------------------    Operating Officer
       CHRISTOPHER R. JENNINGS           and Director


    /s/ Lawrence J. LaMaina, Jr.        Vice Chairman and    February 14, 1994
- -------------------------------------    Director
      LAWRENCE J. LAMAINA, JR.


        /s/ Dennis L. Dinger            Executive Vice       February 10, 1994
- -------------------------------------    President and Chief
          DENNIS L. DINGER               Financial Officer


      /s/ William H. Alexander          Director             February 14, 1994
- -------------------------------------
        WILLIAM H. ALEXANDER


         /s/ John A. Arnold             Director             February 10, 1994
- -------------------------------------
           JOHN A. ARNOLD


        /s/ Jeffrey J. Burdge           Director             February 10, 1994
- -------------------------------------
          JEFFREY J. BURDGE

                          DAUPHIN DEPOSIT CORPORATION
             SIGNATURES                     TITLE                  DATE

         /s/ James O. Green                Director          February 22, 1994
- -------------------------------------
           JAMES O. GREEN

       /s/ Alfred G. Hemmerich             Director          February 22, 1994
- -------------------------------------
         ALFRED G. HEMMERICH

                                           Director
- -------------------------------------
           LEE H. JAVITCH

      /s/ William T. Kirchhoff             Director          February 10, 1994
- -------------------------------------
        WILLIAM T. KIRCHHOFF

         /s/ James E. Marley               Director          February 14, 1994
- -------------------------------------
           JAMES E. MARLEY

        /s/ Robert F. Nation               Director          February 10, 1994
- -------------------------------------
          ROBERT F. NATION

         /s/ Elmer E. Naugle               Director          February 22, 1994
- -------------------------------------
           ELMER E. NAUGLE

                                           Director
- -------------------------------------
           WALTER F. RAAB

          /s/ Paul C. Raub                 Director          February 10, 1994
- -------------------------------------
            PAUL C. RAUB

         /s/ Henry W. Rhoads               Director          February 10, 1994
- -------------------------------------
           HENRY W. RHOADS

                                           Director
- -------------------------------------
      R. CHAMPLIN SHERIDAN, JR.

                          DAUPHIN DEPOSIT CORPORATION
                                 EXHIBIT INDEX

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
  (3)(a) The Articles of Incorporation, as amended, of the
         Corporation, are incorporated herein by reference to
         Exhibit 3(b) to the Corporation's Quarterly Report on
         Form 10-Q for the quarter ended September 30, 1992
         (Commission File Number 0-8415).
  (3)(b) The By-Laws, as amended, of the Corporation are
         incorporated herein by reference to Exhibit 3(b) to the
         Corporation's Annual Report on Form 10-K for the year
         ended December 31, 1992 (Commission File Number 0-8415).
 (10)(a) The Corporation's Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to
         Amendment No. 1 to the Corporation's Registration
         Statement on Form S-8, as filed with the Commission on
         April 28, 1993 (Commission File Number 33-17401).
 (10)(b) The Corporation's Annual Management Performance
         Incentive Plan is incorporated herein by reference to
         Exhibit 10(b) to the Corporation's Annual Report on Form
         10-K for the year ended December 31, 1992 (Commission
         File Number 0-8415).
 (10)(c) Supplemental Executive Benefit and Change in Control
         Agreement, dated as of January 23, 1984, between Dauphin
         Bank and William J. King (the "King Agreement") is
         incorporated herein by reference to Exhibit 10(c) to the
         Corporation's Annual Report on Form 10-K for the year
         ended December 31, 1992 (Commission File Number 0-8415).
 (10)(d) Corrective Amendment, dated as of July 18, 1989, to the
         King Agreement is incorporated herein by reference to
         Exhibit 10(d) to the Corporation's Annual Report on Form
         10-K for the year ended December 31, 1992 (Commission
         File Number 0-8415).
 (10)(e) Amendment, dated as of November 8, 1991, to the King
         Agreement is incorporated herein by reference to Exhibit
         10(e) to the Corporation's Annual Report on Form 10-K
         for the year ended December 31, 1992 (Commission File
         Number 0-8415).
 (10)(f) Supplemental Executive Benefit and Change in Control
         Agreement, as Amended and Restated, dated as of October
         15, 1992, between the Corporation and Christopher R.
         Jennings is incorporated herein by reference to Exhibit
         10(f) to the Corporation's Annual Report on Form 10-K
         for the year ended December 31, 1992 (Commission File
         Number 0-8415).
 (10)(g) Change in Control Agreement, dated as of December 15,
         1987, between the Corporation, Dauphin Bank and Paul B.
         Shannon (the "Shannon Agreement") is incorporated herein
         by reference to Exhibit 10(g) to the Corporation's
         Annual Report on Form 10-K for the year ended December
         31, 1992 (Commission File Number 0-8415).
 (10)(h) Corrective Amendment, dated as of August 7, 1989, to the
         Shannon Agreement is incorporated herein by reference to
         Exhibit 10(h) to the Corporation's Annual Report on Form
         10-K for the year ended December 31, 1992 (Commission
         File Number 0-8415).
 (10)(i) Change in Control Agreement, dated as of May 27, 1988, between the Corporation, Bank of Pennsylvania and Harry
         L. Nicholson (the "Nicholson Agreement") is incorporated
         herein by reference to Exhibit 10(i) to the
         Corporation's Annual Report on Form 10-K for the year
         ended December 31, 1992 (Commission File Number 0-8415).

                          DAUPHIN DEPOSIT CORPORATION

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
 (10)(j) Corrective Amendment, dated as of July 31, 1989, to the
         Nicholson Agreement is incorporated herein by reference
         to Exhibit 10(j) to the Corporation's Annual Report on
         Form 10-K for the year ended December 31, 1992
         (Commission File Number 0-8415).
 (10)(k) Employment and Consulting Agreement, dated as of January
         27, 1992, between FB&T Corporation, the Corporation and
         Lawrence J. LaMaina, Jr. (the "LaMaina Agreement") is
         incorporated herein by reference to Exhibit 10(k) to the
         Corporation's Annual Report on Form 10-K for the year
         ended December 31, 1992 (Commission File Number 0-8415).
 (10)(l) First Amendment, dated as of April 2, 1993, to the
         LaMaina Agreement.                                              63
 (11)    Statement regarding computation of per share earnings.          65
 (21)    Subsidiaries of the Registrant.                                 66
 (23)    Consent of Independent Auditors.                                67
 (99)    The Rights Agreement, dated as of January 22, 1990,
         between the Corporation and Dauphin Bank, as Rights
         Agent, is incorporated herein by reference to Exhibit 1
         to the Corporation's Current Report on Form 8-K, dated
         January 22, 1990, and filed with the Securities and
         Exchange Commission on February 9, 1990.

                                       62