Form 10-Q
period 1994-03-31
DAUPHIN DEPOSIT CORP
filed 1994-05-05
CIK 215619

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1994              Commission File Number 0-8415
                      --------------                                     ------


                         DAUPHIN DEPOSIT CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



     Pennsylvania                                                   23-1938831
- --------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

     213 Market Street, Harrisburg, Pennsylvania                   17105
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (717) 255-2121
                                                               -----------------



                               NOT APPLICABLE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X     No
                                                       ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                               Outstanding at April 27, 1994
- --------------------------                    -----------------------------
Common Stock, $5 Par Value                          32,215,703 Shares

                         DAUPHIN DEPOSIT CORPORATION
                         ---------------------------


                                  FORM 10-Q
                                  ---------

                    For the Quarter Ended March 31, 1994


                                  Contents
                                  --------


PART I -  FINANCIAL INFORMATION
- -------------------------------

Item 1.   Financial Statements

            Consolidated Balance Sheets as of March 31, 1994,
              December 31, 1993 and March 31, 1993

            Consolidated Statements of Income for the Three Month
              Periods Ended March 31, 1994 and 1993

            Consolidated Statements of Cash Flows for the Three
              Month Periods Ended March 31, 1994 and 1993

            Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES
- ----------

                                   Part I
                    For the Quarter Ended March 31, 1994

   Item 1.  Financial Statements

   Dauphin Deposit Corporation and Subsidiaries
   CONSOLIDATED BALANCE SHEETS

                                                                                             (Dollars in thousands)
                                                                                      March 31,   December 31,    March 31,
                                                                                        1994          1993          1993
                                                                                     -----------   -----------   -----------
                                                                                     (Unaudited)    (Audited)    (Unaudited)
   ASSETS
   Cash and due from banks                                                              $203,041      $151,845      $178,653
                                                                                     -----------   -----------   -----------
   Short-term investments
      Interest bearing deposits                                                            6,219        13,573         3,012
      Federal funds sold and securities purchased under agreements to resell                   0         2,950         2,500
                                                                                     -----------   -----------   -----------
           Total short-term investments                                                    6,219        16,523         5,512
                                                                                     -----------   -----------   -----------
   Investment securities
      (Approximate fair value $2,081,001, $2,105,942 and $2,149,675, respectively)     2,081,001     2,041,204     2,073,531

   Assets held for sale                                                                    8,121         9,203        56,023

   Loans (net of unearned income)                                                      2,556,766     2,586,085     2,389,280
   Allowance for loan losses                                                             (39,046)      (39,182)      (36,724)
                                                                                     -----------   -----------   -----------
           Total net loans                                                             2,517,720     2,546,903     2,352,556
                                                                                     -----------   -----------   -----------
   Bank premises and equipment                                                            63,708        64,348        67,500
   Other assets                                                                           89,228        86,829        90,182
                                                                                     -----------   -----------   -----------
           Total assets                                                               $4,969,038    $4,916,855    $4,823,957
                                                                                     ===========   ===========   ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits
      Non-interest bearing                                                              $418,283      $423,641      $359,448
      Interest bearing                                                                 3,062,440     3,162,494     3,165,455
                                                                                     -----------   -----------   -----------
           Total deposits                                                              3,480,723     3,586,135     3,524,903
                                                                                     -----------   -----------   -----------
   Short-term borrowings
      Federal funds purchased and securities sold under agreements to repurchase         765,679       628,100       642,908
      U.S. Treasury tax and loan notes                                                    51,042        52,286        36,129
                                                                                     -----------   -----------   -----------
           Total short-term borrowings                                                   816,721       680,386       679,037
                                                                                     -----------   -----------   -----------
   Long-term debt                                                                         92,034        92,454        92,558
   Accrued expenses and taxes                                                             57,913        51,805        53,294
                                                                                     -----------   -----------   -----------
           Total liabilities                                                           4,447,391     4,410,780     4,349,792
                                                                                     -----------   -----------   -----------
   Stockholders' equity
      Preferred stock, $25 par value; 10,000,000 shares authorized unissued
      Common stock, $5 par value; 200,000,000 shares authorized,
        32,641,614 shares issued, of which 233,911, 134,200
        and 228,904 shares are held as treasury stock, respectively                      163,208       163,208       163,208
      Surplus                                                                             11,275        11,213        10,839
      Retained earnings                                                                  344,222       333,774       303,613
      Unrealized gains on securities available-for-sale, net of deferred taxes             7,852
                                                                                     -----------   -----------   -----------
                                                                                         526,557       508,195       477,660
      Less: Treasury stock - at cost                                                      (4,910)       (2,120)       (3,495)
                                                                                     -----------   -----------   -----------
            Total stockholders' equity                                                   521,647       506,075       474,165
                                                                                     -----------   -----------   -----------
            Total liabilities and stockholders' equity                                $4,969,038    $4,916,855    $4,823,957
                                                                                     ===========   ===========   ===========


    See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                            (Dollars in thousands,
                                                              except per share data)
                                                                  Three Months
                                                                  Ended March 31,
                                                          -----------------------------
                                                              1994             1993
                                                          ------------     ------------
Interest income
   Interest and fees on loans                                  $46,941          $47,791
   Interest and dividends on investment securities
      Taxable                                                   25,107           27,797
      Exempt from federal income taxes                           6,165            5,849
   Interest on deposits                                             92               53
   Interest on assets held for sale                                182              448
   Interest on federal funds sold and other
      short-term investments                                         8               66
                                                          ------------     ------------
Total interest income                                           78,495           82,004
                                                          ------------     ------------
Interest expense
   Interest on deposits
      Savings deposits                                           9,211           11,409
      Time deposits                                             14,845           17,537
      Time deposits in denominations of
        $100,000 or more                                         3,001            3,581
                                                          ------------     ------------
                                                                27,057           32,527
    Interest on short-term borrowings                            5,835            4,288
    Interest on long-term borrowings                             1,663            1,674
                                                          ------------     ------------
Total interest expense                                          34,555           38,489
                                                          ------------     ------------
Net interest income                                             43,940           43,515
Provision for loan losses                                        1,884            2,446
                                                          ------------     ------------
Net interest income after provision for loan losses             42,056           41,069
                                                          ------------     ------------
Non-interest income
   Fiduciary activities                                          4,068            3,945
   Service charges on deposit accounts                           2,831            3,078
   Other service charges and fees                                2,426            2,079
   Broker/dealer commissions and fees                            1,900            2,298
   Securities gains, net                                         1,538            1,448
   Other                                                           911            1,550
                                                          ------------     ------------
Total non-interest income                                       13,674           14,398
                                                          ------------     ------------
Non-interest expense
   Salaries and employee benefits                               16,629           16,518
   Net occupancy expense                                         2,339            2,130
   Furniture and equipment expense                               2,330            2,324
   Deposit insurance                                             1,991            2,065
   Other                                                         8,717            8,918
                                                          ------------     ------------
Total non-interest expense                                      32,006           31,955
                                                          ------------     ------------
Income before income taxes                                      23,724           23,512
Provision for income taxes                                       5,823            5,759
                                                          ------------     ------------
Net income                                                     $17,901          $17,753
                                                          ============     ============
Net income per share                                             $0.55            $0.54
Cash dividends declared per share                                $0.23            $0.20
Weighted average number of shares outstanding               32,644,863       32,590,474


See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 (Dollars in thousands)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                               1994                1993
                                                                          --------------      --------------
Operating activities
  Net income                                                                    $17,901             $17,753
  Adjustments:
    Provision for loan losses                                                     1,884               2,446
    Provision for depreciation, amortization and accretion                        2,444               3,033
    Deferred income taxes                                                            89                 (72)
    Securities gains, net                                                        (1,538)             (1,448)
    Increase in interest receivable                                              (5,249)             (3,379)
    Increase in accrued expenses and taxes                                        1,304               3,101
    Capitalized interest on deposits                                             11,419              12,151
    Other, net                                                                      941              (1,610)
                                                                          ---------------     --------------
      Net cash provided by operating activities                                  29,195              31,975
                                                                          ---------------     --------------
Investing activities
  Proceeds from investment securities (including
    proceeds from sales of $40,426 and $11,623, respectively)                   191,038             192,385
  Purchases of investment securities                                           (211,457)           (188,319)
  Net (increase) decrease in assets held for sale                                 1,082             (47,520)
  Net decrease in loans                                                          20,925              21,542
  Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB                   797
  Net purchases of bank premises and equipment                                   (1,152)               (731)
                                                                          --------------      --------------
      Net cash provided (used) by investing activities                            1,233             (22,643)
                                                                          --------------      --------------
Financing activities
  Net increase (decrease) in demand deposits and savings accounts                52,881            (100,895)
  Net decrease in time deposits                                                (158,871)            (78,023)
  Net increase in short-term borrowings                                         136,335              70,711
  Net decrease in long-term debt                                                    (20)                (20)
  Issuance of common stock and treasury stock                                        83                 328
  Acquisition of treasury stock                                                  (3,212)
  Cash dividends paid                                                            (6,878)             (6,322)
                                                                          --------------      --------------
      Net cash provided (used) by financing activities                           20,318            (114,221)
                                                                          --------------      --------------
      Decrease in cash and cash equivalents                                      50,746            (104,889)
Cash and cash equivalents at beginning of period                                152,295             283,542
                                                                          ---------------     --------------
Cash and cash equivalents at end of period                                     $203,041            $178,653
                                                                          ==============      ==============

Total interest paid amounted to $23,426 and $25,809, respectively. Total income taxes paid amounted to $72 and $2,597, respectively.
Total loan sales amounted to $25,941 and $21,399, respectively.

See accompanying notes to consolidated financial statements.

     Note 1 - Accounting Policies

         The consolidated financial statements include the accounts of Dauphin Deposit Corporation and subsidiaries (Dauphin), including its banking subsidiaries, Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania and Valleybank Divisions, and Farmers Bank and Trust Company of Hanover. All material intercompany balances and transactions have been eliminated in consolidation.

          The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

          The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to investment securities which are discussed further in Note 3. These policies are presented on pages 33 through 35 of the 1993 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.


     Note 2 - Pooling-of-Interests

          On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares, consummating the merger announced in June 1993. Valley's principal subsidary was Valley Bank and Trust Company. The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented for prior periods has been restated to reflect this acquisition as if it had occurred at the beginning of the periods presented.

Note 3 - Investment Securities

     Dauphin adopted Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Management has determined that the entire investment securities portfolio will be classified as available-for-sale. The impact of this change will result in an increase in investment securities of $63,243,000 and an increase in stockholders' equity of $41,108,000, representing the after tax impact.


     A summary of investment securities at March 31, 1994, December 31, 1993 and March 31, 1993 is as follows:

                                                                          (Dollars in thousands)
                                                    March 31, 1994          December 31, 1993           March 31, 1993
                                                -----------------------   -----------------------   -----------------------
                                                 Amortized       Fair      Amortized       Fair      Amortized       Fair
                                                    Cost        Value         Cost        Value         Cost        Value
                                                -----------   ---------   -----------   ---------   -----------    --------
U.S. Treasury and other U.S.                      $749,191     $748,326     $732,722     $750,997     $740,006     $770,141
  government agencies and corporations
Obligations of states and political subdivision    408,811      418,661      406,241      434,581      366,833      390,810
Debt securities issued by foreign governments        2,412        2,419        1,899        1,920        5,852        5,947
Corporate securities                                81,075       82,469       83,336       85,992      130,075      133,684
Mortgage-backed securities                         814,060      815,482      803,252      818,020      817,067      834,606
                                                ----------   ----------   ----------   ----------   ----------   ----------
  Total debt securities                          2,055,549    2,067,357    2,027,450    2,019,510    2,059,833    2,135,188
Equity securities                                   13,372       13,644       13,754       14,432       13,698       14,487
                                                ----------   ----------   ----------   ----------   ----------   ----------
  Total investment securities                   $2,068,921   $2,081,001   $2,041,204   $2,105,942   $2,073,531   $2,149,675
                                                ==========   ==========   ==========   ==========   ==========   ==========

Note 4 - Income Taxes

     Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.

     A reconciliation between the effective income tax rate and the statutory rate follows:

                                                   Percentage of
                                                   pre-tax income
                                                   --------------
                                                    Three months
                                                   ended March 31,
                                                   ---------------
                                                 1994           1993
                                                 ----           ----
Statutory federal income tax rate                35.0%          34.0%
Tax exempt income                               (10.7)         (10.1)
Other, net                                        0.2            0.6
                                                --------       --------
Effective income tax rate                        24.5%          24.5%
                                                ========       ========

Note 5 - Commitments and Contingent Liabilities

     In the normal course of business, there are commitments and contingent liabilities which are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and letters of credit. Dauphin does not anticipate any material losses as a result of the commitments.

     Various legal actions or proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

     The contingent liability at March 31, 1994 represented by letters of credit issued to customers amounted to approximately $101.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This section presents management's discussion and analysis of the financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania and Valleybank Divisions, and Farmers Bank and Trust Company of Hanover. This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

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

     On August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (FSB) for $797,000. The sale was consummated on February 1, 1994. FSB had total assets of $11,674,000 at January 31, 1994. The sale of FSB will not have a material impact on the financial condition or results of operations for Dauphin in 1994.

     On January 1, 1994, Dauphin adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     Management has determined that the entire investment securities portfolio will be classified as available-for-sale.

On January 1, 1994 this change resulted in an increase in investment securities of $63.2 million and an increase in stockholders' equity of $41.1 million, representing the after tax impact.

SUMMARY

     Dauphin recorded net income for the first quarter of 1994 of $17.9 million, compared with $17.8 million recorded for the same quarter of 1993. Net income per share for the first quarter of 1994 rose to $.55, compared with $.54 for the same period in 1993, an increase of 1.9%.

     Dauphin's return on average total assets was 1.46% for the first quarter of 1994, compared with 1.51% for the first quarter of 1993. Return on average stockholders' equity was 14.33% for the first quarter of 1994 compared with
15.45% for the same period of 1993.   Return on average stockholders' equity,
including the SFAS 115 adjustment, was 13.35% for the first quarter of 1994.

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

     For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax exempt assets by increasing tax exempt income by an amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory rate of 35%.

     Table 1 presents the net interest income on a fully taxable equivalent basis for the first quarter of 1994 and 1993. Net interest income on a fully taxable equivalent basis totaled $47.9 million for the first quarter of 1994, an increase of $.6 million or 1.2% from $47.3 million for the same period of 1993.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities.

     During the first quarter of 1994, as compared with the first quarter of 1993, as shown in Table 2, there was an increase in net interest income of $3.9 million due to changes in volume and a decrease of $3.3 due to changes in rates.

     The change in the net interest margin attributable to interest rates can be understood by analyzing the interest rate spread and the net interest margin on earnings assets. While the interest rate spread considers only the difference between the average rates earned on earning assets and the average rates paid on interest bearing liabilities, the net interest margin takes into account the contribution of assets funded by interest free sources.

     Average earning assets increased to $4.7 billion for the first quarter of 1994 from $4.5 billion for the first quarter of 1993, an increase of 4.2%. The interest rate spread for the first quarter of 1994 was 3.55% compared with 3.68% for the first quarter of 1993. The net interest margin amounted to 4.11% for the first quarter of 1994 compared with 4.22% for the same period of 1993. The net interest margin, excluding the SFAS 115 market value adjustment, amounted to 4.16% for the first quarter of 1994.

     Interest rates during the first quarter of 1994 were slightly higher than the rates experienced in the first quarter of 1993. The average prime rate in 1994 was 6.02% compared with 6.00% in 1993. The average federal funds rate increased to 3.21% for 1994 compared with 3.04% in 1993. During the first quarter of 1994, compared with the same period of 1993 the average yield on earning assets decreased 60 basis points while the average cost of interest bearing liabilities decreased 47 basis points resulting in a decrease in the interest rate spread of 13 basis points. The yield on the investment securities portfolio decreased 62 basis points primarily due to the reinvestment of maturities at significantly lower rates. Average loans, which represent the highest yielding earning assets, increased $160.0 million or 6.7% for the first quarter of 1994 compared with the first quarter of 1993 due to the increased loan demand in 1994. The declining rates in 1993, with new loans issued at the then current market levels, was the primary reason for the 66 basis point decrease in the overall average loan yield. The cost of interest bearing deposits decreased to 3.54% in 1994 compared with 4.11% in 1993. The overall interest rates offered for these deposits continued to decline during 1994. Additionally, the mix of these deposits changed as depositors allowed longer term certificates of deposit to mature and decided to reinvest these proceeds into shorter term instruments. The increase in the cost of short-term borrowings (16 basis points) was caused primarily by the rise in the federal funds rate. While the interest rate spread decreased 13 basis points, the net interest margin decreased 11 basis points. The net interest margin was negatively impacted (5 basis points) by the adoption of SFAS 115.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The relationships between prime rates and rates paid on purchased funds are not constant over time. The rate of growth in interest free sources of funds will influence the level of interest sensitive funding sources. In addition, the absolute level of interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest sensitivity gap is only one factor to be considered in estimating the net interest margin.

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at March 31, 1994 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.9 million for the first quarter of 1994 compared with $2.4 million for the same period of 1993. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the first quarter of 1994 and 1993.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at March 31, 1994, December 31, 1993 and March 31, 1993. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure or considered to be in an in-substance foreclosure status.

NON-INTEREST INCOME

     Non-interest income decreased $.7 million or 5.0% for the first quarter of 1994 when compared with the first quarter of 1993. Exclusive of securities gains, the decrease was $.8 million or 6.3%. Service charges on deposit accounts decreased $.2 million or 8.0%, primarily as a result of severe winter weather in the Northeast which negatively impacted transaction activity. Other service charges and fees increased $.3 million as a result of credit card related activities. The results of operations of Hopper Soliday & Co., Inc. (Hopper Soliday) decreased non-interest income by $.4 million for 1994. Other non-interest income decreased $.5 million as a result of decreased gains on the sale of fixed rate residential mortgages.

NON-INTEREST EXPENSE

     Non-interest expense was $32.0 million for the first quarter of 1993 and the first quarter of 1994. The results of operations of Hopper Soliday resulted in a $.3 million decrease in non-interest expense for the first quarter of 1994 compared with 1993.

     Salaries and employee benefits increased $.1 million or .7%. Not including Hopper Soliday, salaries and employee benefits remained level in 1994 compared with 1993 primarily due to cost savings from the operations consolidation of Farmers Bank and Trust Company of Hanover in the second half of 1993. The number of full-time equivalent employees was 2,086 at March 31, 1994 and March 31, 1993.

INCOME TAXES

     Dauphin's effective tax rate for the first quarter of 1994 and 1993 was 24.5%. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

     In January 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the outstanding common stock. Dauphin expects to use available cash to fund the share repurchases which will be made from time to time on the open market or in privately negotiated transactions. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan and other appropriate uses. During the first quarter of 1994 Dauphin repurchased 130,000 shares for $3.2 million.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At March 31, 1994, Dauphin and its banking subsidiaries exceeded all capital requirements.

NEW ACCOUNTING STANDARDS

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

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

TABLE 1 - Net Interest Income

                                                   (Dollars in thousands)
                                                     Three Months Ended
                                                         March 31,
                                                 --------------------------
                                                     1994          1993
                                                 ------------  ------------
Total interest income                                $78,495       $82,004
Total interest expense                                34,555        38,489
                                                 ------------  ------------

Net interest income                                   43,940        43,515
Tax equivalent adjustment                              3,951         3,806
                                                 ------------  ------------

Net interest income (fully taxable equivalent)       $47,891       $47,321
                                                 ============  ============


TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                             (Dollars in thousands)
                                               Three Months Ended
                                                   March 31,
                                                   1994/1993
                                      -----------------------------------
                                          Change due to
                                      ---------------------       Total
                                        Volume      Rate         Change
                                      ---------   ---------    ----------
      (Taxable equivalent)
      Interest income
        Short-term investments            ($55)        $36          ($19)
        Investment securities            1,423      (3,587)       (2,164)
        Assets held for sale              (467)        203          (264)
        Loans                            3,304      (4,221)         (917)
                                      ---------   ---------    ----------
          Total interest income          4,205      (7,569)       (3,364)
                                      ---------   ---------    ----------
      Interest expense
        Interest bearing deposits         (967)     (4,503)       (5,470)
        Short-term borrowings            1,306         241         1,547
        Long-term borrowings               (10)         (1)          (11)
                                      ---------   ---------    ----------
          Total interest expense           329      (4,263)       (3,934)
                                      ---------   ---------    ----------
      Net interest income               $3,876     ($3,306)         $570
                                      =========   =========    ==========

      Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis)

                                                                     (Dollars in thousands)
                                                     First Quarter 1994                  First Quarter 1993
                                               --------------------------------    --------------------------------
                                                Average                Average      Average                Average
                                                Balance    Interest     Rate        Balance    Interest     Rate
                                               ---------  ----------  ---------    ---------  ----------  ---------
ASSETS
Short-term investments
 Interest bearing deposits                        $5,906        $92     6.32%         $6,618        $53     3.25%
 Federal funds sold and securities
   purchased under agreements to resell            1,061          8     3.06           7,254         66     3.69
                                              ----------    -------               ----------    -------
    Total short-term investments                   6,967        100     5.82          13,872        119     3.48
                                              ----------    -------               ----------    -------
Investment securities
 U.S. government and agency obligations        1,571,929     22,745     5.80       1,509,077     24,136     6.42
 State and municipals                            433,715     10,084     9.30         367,691      9,496    10.33
 Other securities                                108,317      1,789     6.61         175,559      3,150     7.18
                                              ----------    -------               ----------    -------
    Total investment securities                2,113,961     34,618     6.56       2,052,327     36,782     7.18
                                              ----------    -------               ----------    -------
Assets held for sale                              11,673        186     6.38          36,328        450     4.99
                                              ----------    -------               ----------    -------
Loans (1)
  Commercial                                   1,416,387     25,065     7.18       1,378,186     25,783     7.59
  Residential mortgages (2)                      674,733     13,206     7.88         620,294     13,207     8.57
  Consumer (3)                                   456,747      9,271     8.23         389,376      9,469     9.86
                                              ----------    -------               ----------    -------
    Total loans                                2,547,867     47,542     7.55       2,387,856     48,459     8.21
                                              ----------    -------               ----------    -------
    Total earning assets                       4,680,468     82,446     7.10       4,490,383     85,810     7.70
                                                            -------                             -------

Other assets                                     275,694                             283,992
                                              ----------                          ----------
    Total assets                              $4,956,162                6.70%     $4,774,375                7.24%
                                              ==========                =====     ==========                =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits        $1,663,222      9,211     2.25%     $1,622,268     11,409     2.85%
  Time deposits of $100,000 or more              268,592      3,001     4.53         311,966      3,581     4.66
  Other time deposits                          1,170,115     14,845     5.15       1,271,872     17,537     5.59
                                              ----------    -------               ----------    -------
    Total interest bearing deposits            3,101,929     27,057     3.54       3,206,106     32,527     4.11
Short-term borrowings                            753,403      5,835     3.14         583,002      4,288     2.98
Long-term borrowings                              92,190      1,663     7.26          92,587      1,674     7.28
                                              ----------    -------               ----------    -------
    Total interest bearing liabilities         3,947,522     34,555     3.55       3,881,695     38,489     4.02
                                                            -------                             -------

Non-interest bearing demand deposits             404,640                             381,928
Other liabilities                                 60,310                              44,771
Stockholders' equity                             543,690                             465,981
                                              ----------                          ----------
    Total liabilities and
        stockholders' equity                  $4,956,162                2.83%     $4,774,375                3.27%
                                              ==========                =====     ==========                =====
Interest rate spread                                                    3.55%                               3.68%
Effect of non-interest bearing funds                                    0.56                                0.54
                                                                        -----                               -----
Net interest income/margin                                  $47,891     4.11%                   $47,321     4.22%
                                                            =======     =====                   =======     =====



(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                  (Dollars in thousands)
                                                                      March 31, 1994
                                             -----------------------------------------------------------------------
                                                                Interest Sensitivity Period
                                             -----------------------------------------------------------------------
                                                 Month         Quarter      Six Months       Annual         5 Years
                                             ------------   ------------   ------------   -----------    -----------
Earning assets:
Short-term investments                           $6,219         $6,219         $6,219         $6,219         $6,219
Investment securities                           478,962        555,336        682,585      1,022,549      1,876,585
Assets held for sale                              8,121          8,121          8,121          8,121          8,121
Loans                                         1,175,907      1,246,533      1,373,441      1,579,187      2,268,450
                                             ----------     ----------     ----------     ----------     ----------
   Total                                     $1,669,209     $1,816,209     $2,070,366     $2,616,076     $4,159,375
                                             ==========     ==========     ==========     ==========     ==========
Interest bearing liabilities:
Deposits                                     $1,315,191     $1,455,125     $1,661,875     $1,892,970     $2,327,078
Short-term borrowings                           771,721        801,721        816,721        816,721        816,721
Long-term borrowings                                301            309            321            345         86,570
                                             ----------     ----------     ----------     ----------     ----------
   Total                                     $2,087,213     $2,257,155     $2,478,917     $2,710,036     $3,230,369
                                             ==========     ==========     ==========     ==========     ==========
  Interest sensitivity gap                    ($418,004)     ($440,946)     ($408,551)      ($93,960)      $929,006
  Interest sensitive assets to interest
           sensitive liabilities ratio             0.80           0.80           0.84           0.97           1.29
Regulatory presentation:
  Interest sensitivity gap                    ($947,472)     ($970,414)     ($938,019)     ($623,428)      $399,538
  Interest sensitive assets to interest
           sensitive liabilities ratio             0.64           0.65           0.69           0.81           1.11

TABLE 5 - Analysis of Allowance for Loan Losses

                                                         (Dollars in thousands)
                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1994          1993
                                                       -----------   -----------
Balance, beginning of period                              $39,182       $36,227
Provision charged to operating expenses                     1,884         2,446
Allowance of subsidiary sold                                 (101)
Total loans charged off                                     2,442         2,561
Total recoveries                                              523           612
                                                       -----------   -----------
Net charge-offs                                             1,919         1,949
                                                       -----------   -----------
Balance, end of period                                    $39,046       $36,724
                                                       ===========   ===========

Total loans:
    Average                                            $2,547,867    $2,387,856
    Period-end                                          2,556,766     2,389,280
Ratios:
    Net charge-offs to average loans (annualized)            0.31%         0.33%
    Allowance for loan losses to period-end loans            1.53          1.54

      TABLE 6 - Non-Performing Assets

                                                                        (Dollars in thousands)
                                                              March 31,      December 31,    March 31,
                                                                1994           1993            1993
                                                             ------------   ------------   ------------
      Non-accrual loans                                         $14,372       $17,450        $17,232
      Restructured loans                                          7,252         7,352          6,495
                                                             ------------   ------------   ------------
           Total non-performing loans                            21,624        24,802         23,727
      Other real estate owned                                     2,576         2,981          3,880
                                                             ------------   ------------   ------------
           Total non-performing assets                          $24,200       $27,783        $27,607
                                                             ============   ============   ============
      Ratios:
           Non-performing loans to total loans                     0.85%         0.96%          0.99%
           Non-performing assets to total loans and
             other real estate owned                               0.95          1.07           1.15
           Allowance for loan losses to non-performing
             loans                                               180.57        157.98         154.78
       Loans past due 90 or more days as to
             interest or principal                               $4,860        $2,823         $4,688
                                                             ============   ============   ============



                                   PART II
                                   -------

                    For the Quarter Ended March 31, 1994

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11     Statement regarding Computation of Per Share Earnings.

              15(a) Report of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended March 31, 1994.

              15(b) Letter of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended March 31, 1994.

         (b)  Reports on Form 8-K

              A current report on Form 8-K dated January 1, 1994 was filed with the Securities and Exchange Commission on or about January 5, 1994. The report was filed under Item 5 - "Other Events" and disclosed that the merger of Valley Bancorp., Inc. with and into the Corporation had been consummated as of January 1, 1994.

              A current report on Form 8-K dated January 24, 1994 was filed with the Securities and Exchange Commission on or about February 4, 1994. The report was filed under Item 5 - "Other Events" and disclosed that the Board of Directors of the Corporation had authorized a treasury stock repurchase program.

              A current report on Form 8-K dated January 31, 1994 was filed with the Securities and Exchange Commission on or about February 25, 1994. The report was filed under Item 5 - "Other Events" and contained as Exhibit 99(a) and 99(b) an unaudited consolidated balance sheet and income statement of the Corporation for the thirty day periods ended January 31, 1994 and January 31, 1993. The current report and financial statements were filed in order to satisfy the risk sharing criteria of pooling-of-interests accounting, in accordance with Securities and Exchange Commission Accounting Series Release 135, in connection with the merger of Valley Bancorp., Inc. with and into the Corporation, which merger was effective on January 1, 1994 and accounted for as a pooling-of-interests merger.

              There were no other reports on Form 8-K filed for the three months ended March 31, 1994.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Dauphin Deposit Corporation
                                               ---------------------------
                                                      (Registrant)


Date:  May 3, 1994                             /s/William J. King
- ------------------------                       --------------------------------
                                               William J. King, Chairman of
                                                 the Board and Chief Executive
                                                 Officer


Date:  May 3, 1994                             /s/Dennis L. Dinger
- ------------------------                       --------------------------------
                                               Dennis L. Dinger, Executive
                                                 Vice President and Chief
                                                 Financial Officer

                                EXHIBIT INDEX
                                -------------

Exhibit                                                          Sequential
Number                                                          Page Number
- -------                                                         -----------

11           Statement regarding Computation of
             Per Share Earnings.

15(a)        Report of KPMG Peat Marwick regarding
             unaudited interim financial information
             of the Corporation for the quarter
             ended March 31, 1994.

15(b)        Letter of KPMG Peat Marwick regarding
             unaudited interim financial information
             of the Corporation for the quarter
             ended March 31, 1994.