Form 10-Q
period 1994-06-30
DAUPHIN DEPOSIT CORP
filed 1994-08-08
CIK 215619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1994          Commission File Number 0-8415
                      -------------                                 ------



                          DAUPHIN DEPOSIT CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



      Pennsylvania                                         23-1938831
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

      213 Market Street, Harrisburg, Pennsylvania                17105
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (717) 255-2121
                                                          ------------------



                                NOT APPLICABLE
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                    Outstanding at July 29, 1994
- - --------------------------                       ----------------------------
Common Stock, $5 Par Value                              31,950,909 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                      For the Quarter Ended June 30, 1994


                                   Contents
                                   --------


PART I -  FINANCIAL INFORMATION
- - -------------------------------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1994 and 1993
            and December 31, 1993

          Consolidated Statements of Income for the Three Month and Six Month Periods Ended June 30, 1994 and 1993

          Consolidated Statements of Cash Flows for the Six
            Month Periods Ended June 30, 1994 and 1993

          Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
- - ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- - ----------

                                    Part I
                                    ------
                      For the Quarter Ended June 30, 1994

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                             (Dollars in thousands)
                                                                                      June 30,    December 31,    June 30,
                                                                                        1994          1993          1993
                                                                                    ------------  ------------  ------------
                                                                                    (Unaudited)    (Audited)    (Unaudited)
ASSETS
Cash and due from banks                                                                $178,666      $151,845      $170,472
                                                                                    ------------  ------------  ------------
Short-term investments
  Interest bearing deposits                                                               3,631        13,573         4,346
   Federal funds sold and securities purchased under agreements to resell                19,232         2,950         9,100
                                                                                    ------------  ------------  ------------
     Total short-term investments                                                        22,863        16,523        13,446
                                                                                    ------------  ------------  ------------
Investment securities
  (Approximate fair value $1,873,767, $2,105,942 and $2,126,094, respectively)        1,873,767     2,041,204     2,049,722

Assets held for sale                                                                      4,273         9,203        27,127

Loans (net of unearned income)                                                        2,642,403     2,586,085     2,450,828
Allowance for loan losses                                                               (39,287)      (39,182)      (37,431)
                                                                                    ------------  ------------  ------------
     Total net loans                                                                  2,603,116     2,546,903     2,413,397
                                                                                    ------------  ------------  ------------
Bank premises and equipment                                                              65,540        64,348        66,874
Other assets                                                                             91,245        86,829        89,828
                                                                                    ------------  ------------  ------------
     Total assets                                                                    $4,839,470    $4,916,855    $4,830,866
                                                                                    ============  ============  ============

LIABILITIES
Deposits
  Non-interest bearing                                                                 $420,212      $423,641      $395,453
  Interest bearing                                                                    3,105,494     3,162,494     3,133,903
                                                                                    ------------  ------------  ------------
     Total deposits                                                                   3,525,706     3,586,135     3,529,356
                                                                                    ------------  ------------  ------------
Short-term borrowings
  Federal funds purchased and securities sold under agreements to repurchase            621,139       628,100       619,032
  U.S. Treasury tax and loan notes                                                       50,956        52,286        54,798
                                                                                    ------------  ------------  ------------
     Total short-term borrowings                                                        672,095       680,386       673,830
                                                                                    ------------  ------------  ------------
Long-term debt                                                                           92,014        92,454        92,541
Accrued expenses and taxes                                                               50,647        51,805        48,480
                                                                                    ------------  ------------  ------------
     Total liabilities                                                                4,340,462     4,410,780     4,344,207
                                                                                    ------------  ------------  ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
  Common stock, $5 par value; 200,000,000 shares authorized,
     32,641,614 shares issued of which 652,929, 134,200,
     and 152,291 shares are held as treasury stock, respectively                        163,208       163,208       163,208
  Surplus                                                                                11,706        11,213        11,153
  Retained earnings                                                                     354,832       333,774       314,670
  Unrealized gains (losses) on securities available-for-sale, net of deferred taxes     (14,559)
                                                                                    ------------  ------------  ------------
                                                                                        515,187       508,195       489,031
  Less: Treasury stock - at cost                                                        (16,179)       (2,120)       (2,372)
                                                                                    ------------  ------------  ------------
     Total stockholders' equity                                                         499,008       506,075       486,659
                                                                                    ------------  ------------  ------------
     Total liabilities and stockholders' equity                                      $4,839,470    $4,916,855    $4,830,866
                                                                                    ============  ============  ============

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                         (Dollars in thousands, except per share data)
                                                            Three Months                  Six Months
                                                           Ended June 30,                Ended June 30,
                                                      --------------------------    --------------------------
                                                         1994           1993           1994           1993
                                                      -----------    -----------    -----------    -----------
Interest income
   Interest and fees on loans                            $50,094        $47,797        $97,035        $95,588
   Interest and dividends on investment securities
      Taxable                                             24,737         27,285         49,844         55,082
      Exempt from federal income taxes                     6,082          5,815         12,247         11,664
   Interest on deposits                                       89             49            181            102
   Interest on assets held for sale                          187            456            369            904
   Interest on federal funds sold and other
      short-term investments                                  26             53             34            119
                                                      -----------    -----------    -----------    -----------
Total interest income                                     81,215         81,455        159,710        163,459
                                                      -----------    -----------    -----------    -----------

Interest expense
   Interest on deposits
      Savings deposits                                     9,183         10,874         18,394         22,283
      Time deposits                                       14,855         16,596         29,700         34,133
      Time deposits in denominations of
        $100,000 or more                                   3,555          3,686          6,556          7,267
                                                      -----------    -----------    -----------    -----------
                                                          27,593         31,156         54,650         63,683
    Interest on short-term borrowings                      7,168          4,378         13,003          8,666
    Interest on long-term borrowings                       1,675          1,684          3,338          3,358
                                                      -----------    -----------    -----------    -----------
Total interest expense                                    36,436         37,218         70,991         75,707
                                                      -----------    -----------    -----------    -----------
Net interest income                                       44,779         44,237         88,719         87,752
Provision for loan losses                                  1,870          2,499          3,754          4,945
                                                      -----------    -----------    -----------    -----------
Net interest income after provision for loan losses       42,909         41,738         84,965         82,807
                                                      -----------    -----------    -----------    -----------
Non-interest income
   Fiduciary activities                                    4,118          4,022          8,186          7,967
   Service charges on deposit accounts                     2,975          3,303          5,806          6,381
   Other service charges and fees                          3,070          2,530          5,496          4,609
   Broker/dealer commissions and fees                      2,092          3,380          3,992          5,678
   Securities gains, net                                     586          1,145          2,124          2,593
   Other                                                     865          1,221          1,776          2,771
                                                      -----------    -----------    -----------    -----------
Total non-interest income                                 13,706         15,601         27,380         29,999
                                                      -----------    -----------    -----------    -----------
Non-interest expense
   Salaries and employee benefits                         16,855         17,415         33,484         33,933
   Net occupancy expense                                   2,046          2,093          4,385          4,223
   Furniture and equipment expense                         2,240          2,215          4,570          4,539
   Deposit insurance                                       1,989          2,065          3,980          4,130
   Other                                                   9,677         10,578         18,394         19,496
                                                      -----------    -----------    -----------    -----------
Total non-interest expense                                32,807         34,366         64,813         66,321
                                                      -----------    -----------    -----------    -----------
Income before income taxes                                23,808         22,973         47,532         46,485
Provision for income taxes                                 5,841          5,565         11,664         11,324
                                                      -----------    -----------    -----------    -----------
Net income                                               $17,967        $17,408        $35,868        $35,161
                                                      ===========    ===========    ===========    ===========
Net income per share                                       $0.56          $0.54          $1.11          $1.08
Cash dividends declared per share                          $0.23          $0.20          $0.46          $0.40
Weighted average number of shares outstanding         32,251,108     32,597,453     32,446,897     32,593,983

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                   (Dollars in thousands)
                                                                      Six Months Ended
                                                                          June 30,
                                                                   ---------------------
                                                                     1994        1993
                                                                   ---------   ---------
Operating activities
  Net income                                                        $35,868     $35,161
  Adjustments:
    Provision for loan losses                                         3,754       4,945
    Provision for depreciation, amortization and accretion            5,106       6,018
    Deferred income taxes                                               293        (325)
    Securities gains, net                                            (2,124)     (2,593)
    (Increase) decrease in interest receivable                         (672)      2,094
    Increase (decrease) in accrued expenses and taxes                 6,203      (1,713)
    Capitalized interest on deposits                                 20,990      23,582
    Other, net                                                       (8,141)    (10,243)
                                                                   ---------   ---------
      Net cash provided by operating activities                      61,277      56,926
                                                                   ---------   ---------
Investing activities
  Proceeds from investment securities (including
    proceeds from sales of $149,642 and $42,710, respectively)      411,011     415,193
  Purchases of investment securities                               (273,212)   (388,593)
  Net (increase) decrease in assets held for sale                     4,930     (18,624)
  Net increase in loans                                             (64,095)    (38,915)
  Net purchases of bank premises and equipment                       (4,715)     (1,733)
  Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB       797
                                                                   ---------   ---------
      Net cash provided (used) by investing activities               74,716     (32,672)
                                                                   ---------   ---------
Financing activities
  Net increase (decrease) in demand deposits and savings accounts     4,912     (53,803)
  Net decrease in time deposits                                     (75,490)   (131,496)
  Net increase (decrease) in short-term borrowings                   (8,291)     65,504
  Net decrease in long-term debt                                        (40)        (37)
  Issuance of treasury stock                                          1,693       1,763
  Acquisition of treasury stock                                     (15,675)
  Cash dividends                                                    (14,331)    (12,655)
                                                                   ---------   ---------
      Net cash used by financing activities                        (107,222)   (130,724)
                                                                   ---------   ---------
      Increase (decrease) in cash and cash equivalents               28,771    (106,470)
Cash and cash equivalents at beginning of period                    152,295     283,542
                                                                   ---------   ---------
Cash and cash equivalents at end of period                         $181,066    $177,072
                                                                   =========   =========

Total interest paid amounted to $51,750 and $54,839, respectively. Total income taxes paid amounted to $19,395 and $13,821, respectively. Total loan sales amounted to $45,628 and $45,220, respectively.

See accompanying notes to consolidated financial statements.

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of Dauphin Deposit Corporation and subsidiaries (Dauphin), including its banking subsidiaries, Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. All material intercompany balances and transactions have been eliminated in consolidation.

     The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the six month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

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




Note 2 - Acquisitions

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

     Effective July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc.
(EMS), a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $20 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition will be accounted for using the purchase method of accounting. Therefore, the results of operations of EMS from the date of acquisition will be included with the results of Dauphin in future reporting periods.

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

     Management has determined that the entire investment securities portfolio is classified as available-for-sale. At June 30, 1994 the impact of this change resulted in a decrease in investment securities of $22,399,000 and a decrease in stockholders' equity of $14,559,000, representing the after tax impact.

     A summary of investment securities at June 30, 1994, December 31, 1993 and June 30, 1993 is as follows:

                                                                            (Dollars in thousands)
                                                       June 30, 1994           December 31, 1993           June 30, 1993
                                                  -----------------------   -----------------------   -----------------------
                                                   Amortized       Fair      Amortized       Fair      Amortized        Fair
                                                     Cost         Value        Cost         Value        Cost          Value
                                                  ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury and other U.S.                        $676,634     $669,643     $732,722     $750,997     $741,146     $768,924
     government agencies and corporations
Obligations of states and political subdivision      405,413      413,233      406,241      434,581      369,667      396,291
Debt securities issued by foreign governments          2,407        2,403        1,899        1,920        3,888        3,950
Corporate securities                                  73,431       73,813       83,336       85,992      121,509      124,843
Mortgage-backed securities                           724,675      700,987      803,252      818,020      799,097      816,999
                                                  ----------   ----------   ----------   ----------   ----------   ----------
     Total debt securities                         1,882,560    1,860,079    2,027,450    2,091,510    2,035,307    2,111,007
Equity securities                                     13,606       13,688       13,754       14,432       14,415       15,087
                                                  ----------   ----------   ----------   ----------   ----------   ----------
     Total investment securities                  $1,896,166   $1,873,767   $2,041,204   $2,105,942   $2,049,722   $2,126,094
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

     A reconciliation between the effective income tax rate and the statutory rate follows:

                                       Percentage of pre-tax income
                                    -----------------------------------
                                      Three months        Six months
                                     ended June 30,     ended June 30,
                                    ----------------   ----------------
                                    1994     1993      1994     1993
Statutory federal income tax rate    35.0%    34.0%     35.0%    34.0%
Tax exempt income                   (10.6)   (10.2)    (10.6)   (10.2)
Other, net                            0.1      0.4       0.1      0.6
                                    -------  -------   -------  -------
Effective income tax rate            24.5%    24.2%     24.5%    24.4%
                                    =======  =======   =======  =======

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

     The contingent liability at June 30, 1994 represented by letters of credit issued to customers amounted to approximately $119.1 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


     This section presents management's discussion and analysis of the financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

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

     On August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (FSB), for $797,000. The sale was consummated on February 1, 1994. FSB had total assets of $11,674,000 at January 31, 1994. The sale of FSB will not have a material impact on the financial condition or results of operations for Dauphin in 1994.

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

     Management has determined that the entire investment securities portfolio is classified as available-for-sale. On June 30, 1994 this change resulted in a decrease in investment securities of $22.4 million and a decrease in stockholders' equity of $14.6 million, representing the after tax impact.

SUMMARY

     Dauphin recorded net income for the second quarter of 1994 of $18.0 million, compared with $17.4 million recorded for the same quarter of 1993. Net income per share for the second quarter of 1994 amounted to $.56, compared with $.54 for the same period in 1993, an increase of 3.7%. Net income for the first six months of 1994 amounted to $35.9 million compared with $35.2 million recorded for the same period of 1993. Net income per share for the first six months of 1994 amounted to $1.11, compared with $1.08 for the same period of 1993, an increase of 2.8%.

     Dauphin's return on average total assets was 1.46% for the second quarter of 1994, compared with 1.45% for the second quarter of 1993. For the first six months of 1994, the return on average assets was 1.46%, compared with 1.48% for the same period of 1993. Return on average stockholders' equity was 14.20% for the second quarter of 1994, compared with 14.63% for the same period of 1993. Return on average stockholders' equity was 14.27% for the first six months of 1994, compared with 15.04% for the same period of 1993. Return on average stockholders' equity, including the SFAS 115 adjustment, was 14.27% for the second quarter of 1994, Return on average stockholders' equity, including the SFAS 115 adjustment, amounted to 13.80% for the first six months of 1994.

NET INTEREST INCOME

     Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid thereon. The amount of net interest income is effected by changes in interest rates, account balances, or volume, and the mix of earning assets and interest bearing liabilities.

     For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax exempt assets by increasing tax exempt income by an amount equivalent to the federal income taxes which would have been paid if this income were taxable at the statutory rate of 35%.

     Table 1 presents the net interest income on a fully taxable equivalent basis for the second quarter and the first six months of 1994 and 1993. Net interest income on a fully taxable equivalent basis totaled $48.7 million for the second quarter of 1994, an increase of $.7 million or 1.4% from $48.0
million for the same period of 1993.   For the first six months of 1994, net
interest income amounted to $96.6 million, an increase of $1.3 million or 1.3% from $95.3 million for 1993.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and rates for Dauphin's assets and liabilities.

     During the second quarter of 1994, as compared with the second quarter of 1993, as shown in Table 2, there was an increase in net interest income of $2.6 million due to changes in volume and a decrease of $1.9 million due to changes in rate. During the first six months of 1994, as compared with the same period of 1993, there was an increase of $1.8 million due to changes in volume and a decrease of $.5 million due to changes in rate.

     The effect on the net interest margin attributable to interest rates can be understood by analyzing the interest rate spread and the net interest margin on earning assets. While the interest rate spread considers only the difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities, the net interest margin takes into account the contribution of assets funded by interest free sources.

     Average earning assets increased to $4.6 billion for the second quarter of 1994 from $4.5 billion for the second quarter of 1993, an increase of 2.1%. For the first six months of 1994, average earning assets increased 3.1% to $4.7 billion from $4.5 billion for the same period of 1993. The interest rate spread for the second quarter of 1994 was 3.68% compared with 3.70% for the second
quarter of 1993.   The net interest margin was 4.21% for the second quarter of
1994 compared with 4.23% for 1993. For the first six months, the interest rate spread decreased to 3.62% from 3.70% while the net interest margin decreased to 4.16% from 4.24%.

     Interest rates during 1994 were higher than the rates experienced in 1993. The average prime rate for the second quarter of 1994 was 6.90% and the first six months of 1994 was 6.46% compared with 6.00% for the same periods in 1993. The average federal funds rate increased to 3.92% for the second quarter of 1994 compared with 3.00% for the same period in 1993. For the first six months of 1994 the average federal funds rate was 3.57% compared with 3.02% for 1993. During the second quarter of 1994, compared with the same period of 1993, the average yield on earning assets decreased 16 basis points while the average cost of interest bearing liabilities decreased 14 basis points, resulting in a decrease in the interest rate spread of 2 basis points. For the first six months of 1994 compared with 1993, the yield on earning assets decreased 38 basis points while the average cost of interest bearing liabilities decreased 30 basis points, resulting in a decrease in the interest rate spread of 8 basis points. The yield on the investment securities portfolio decreased 21 basis points for the second quarter and 42 basis points for the first six months primarily due to the reinvestment of maturities at significantly lower rates. Average loans, which represent the highest yielding earning assets, increased $181.1 million or 7.5% for the second quarter of 1994 compared with the second quarter of 1993. For the first six months of 1994, the increase was $170.6 million or 7.1% compared with the same period in 1993. The declining rates in 1993, with new loans issued at the then current market levels, was the primary reason for the decrease of 21 basis points for the second quarter and 43 basis points for the first six months in the overall average loan yield. The cost of interest bearing deposits decreased 34 basis points for the second quarter of 1994 compared with the second quarter of 1993. For the first six months of

1994 compared with 1993 the decrease was 45 basis points. The overall interest rates for these deposits continued to decline during 1994 although the interest on certificates of deposit have recently increased. Additionally, the mix of these deposits changed as depositors allowed longer-term certificates of deposit to mature and decided to reinvest these proceeds into shorter-term investments. The increase in the cost of short-term borrowings was caused primarily by the rise in the federal funds rate.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and
liabilities at June 30, 1994 for several time intervals.   This table reflects
the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.9 million for the second quarter of 1994 compared with $2.5 million for the second quarter of 1993. The provision for the first six months of 1994 was $3.8 million compared with $4.9 million for 1993. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the second quarter and the first six months of 1994 and 1993.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at June 30, 1994, December 31, 1993 and June 30, 1993. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure or considered to be in an in-substance foreclosure status.

NON-INTEREST INCOME

     Non-interest income decreased $1.9 million or 12.1% for the second quarter of 1994 when compared with the second quarter of 1993. Exclusive of securities gains, the decrease was $1.3 million or 9.2%. Non-interest income decreased $2.6 million or 8.7% for the first six months of 1994 as compared with the same period of 1993. Exclusive of securities gains, the decrease for the first six months of 1994 compared with 1993 was $2.2 million or 7.8%. The results of operations of Dauphin's broker/dealer subsidiary, Hopper Soliday & Co., Inc. (Hopper Soliday), decreased non-interest income by $1.3 million for the second quarter and decreased non-interest income by $1.7 million for the first six months of 1994 compared with 1993. The Hopper Soliday decrease was primarily caused by the increased interest rate environment which negatively effected the volume of transactions. The decrease in service charges on deposit accounts was due to a lower number of fees assessed for services. The decreases in other non-interest income was due primarily to decreased gains from the sale of fixed rate residential mortgages.

NON-INTEREST EXPENSE

     Non-interest expense decreased $1.6 million or 4.5% from the second quarter
of 1993 to the second quarter of 1994.   For the first six months of 1994,
compared
with the same period of 1993, non-interest expenses decreased $1.5 million or 2.3%. This decrease was primarily salaries and benefits savings due to the operations consolidation of Farmers Bank and Trust Company of Hanover. Additionally, other non-interest expenses decreased due to reduced computer services, consultant, legal and other merger-related expenses.

     Salaries and employee benefits decreased $.6 million or 3.2% for the second quarter of 1994. For the first six months of 1994, compared with the same period of 1993 salaries and employee benefits decreased $.4 million or 1.3%.
Not including Hopper Soliday, salaries and employee benefits increased $.4 million or 2.6% and $.6 million or 2.0% for the second quarter and first six months of 1994, respectively, compared with the same periods of 1993. This salary increase was due to normal salary adjustments and increased benefits costs, which were partially offset by the operations consolidation. Full-time equivalent employees decreased 1.1% to 2,057 at June 30, 1994 compared with 2,079 at June 30, 1993.

INCOME TAXES

     Dauphin's effective tax rate for the second quarter of 1994 was 24.5%,
compared with 24.2% for the second quarter of 1993.   The effective tax rate for
the first six months of 1994 was 24.5%, compared with 24.4% for the same period of 1993. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

     In January 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the outstanding common stock. Dauphin expects to use available cash to fund the share repurchases which will be made from time to time on the open market or in privately negotiated transactions. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the first six months of 1994 Dauphin repurchased 633,700 shares for $15.7 million.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based
capital guidelines.   At June 30, 1994, Dauphin and its banking subsidiaries
exceeded all capital requirements.

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

     SFAS 114 is effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. The Corporation expects to adopt SFAS 114 in January 1995.

ACQUISITION

     Effective July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc.
(EMS), a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $20 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition will be accounted for using the purchase method of accounting. Therefore, the results of operations of EMS from the date of acquisition will be included with the results of Dauphin in future reporting periods.

TABLE 1 - Net Interest Income

                                                                (Dollars in thousands)
                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                  ----------------------      ----------------------
                                                    1994          1993          1994          1993
                                                  --------      --------      --------      --------
Total interest income                             $ 81,215      $ 81,455      $159,710      $163,459
Total interest expense                              36,436        37,218        70,991        75,707
                                                  --------      --------      --------      --------

Net interest income                                 44,779        44,237        88,719        87,752
Tax equivalent adjustment                            3,887         3,741         7,838         7,547
                                                  --------      --------      --------      --------

Net interest income (fully taxable equivalent)    $ 48,666      $ 47,978      $ 96,557       $95,299
                                                  ========      ========      ========      ========


TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                              (Dollars in thousands)
                                 Three Months Ended            Six Months Ended
                                      June 30,                      June 30,
                                      1994/1993                     1994/1993
                              ----------------------------  ----------------------------
                                Change due to                 Change due to
                              -----------------   Total     -----------------   Total
                              Volume     Rate     Change    Volume     Rate     Change
                              -------  --------  ---------  -------  --------  ---------
(Taxable equivalent)
Interest income
  Short-term investments        ($18)      $30        $12     ($78)      $71        ($7)
  Investment securities         (556)   (1,533)    (2,089)     857    (5,110)    (4,253)
  Assets held for sale          (494)      225       (269)    (878)      345       (533)
  Loans                        3,702    (1,450)     2,252    7,022    (5,687)     1,335
                              ------   -------     ------   ------   -------     ------
    Total interest income      2,634    (2,728)       (94)   6,923   (10,381)    (3,458)
                              ------   -------     ------   ------   -------     ------
Interest expense
  Interest bearing deposits   (1,367)   (2,196)    (3,563)  (2,552)   (6,481)    (9,033)
  Short-term borrowings        1,403     1,387      2,790    7,691    (3,354)     4,337
  Long-term borrowings            (9)                  (9)     (19)       (1)       (20)
                              ------   -------     ------   ------   -------     ------
    Total interest expense        27      (809)      (782)   5,120    (9,836)    (4,716)
                              ------   -------     ------   ------   -------     ------
Net interest income           $2,607   ($1,919)      $688   $1,803     ($545)    $1,258
                              ======   =======     ======   ======   =======     ======

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis) (Dollars in thousands)

                                               Second Quarter 1994          Second Quarter 1993
                                          ------------------------------  ------------------------------
                                           Average               Average   Average               Average
                                           Balance    Interest    Rate     Balance    Interest    Rate
                                          ----------  ---------  -------  ----------  ---------  -------
ASSETS
Short-term investments
 Interest bearing deposits                    $4,805       $89     7.43%      $4,557       $50     4.40%
 Federal funds sold and securities
   purchased under agreements to resell        2,925        26     3.57        5,207        53     4.08
                                          ----------   -------            ----------   -------
    Total short-term investments               7,730       115     5.97        9,764       103     4.23
                                          ----------   -------            ----------   -------
Investment securities
 U.S. government and agency obligations    1,483,757    22,510     6.07    1,534,245    24,063     6.28
 State and municipals                        415,587     9,989     9.61      369,629     9,437    10.21
 Other securities                             99,264     1,615     6.51      154,340     2,703     7.01
                                          ----------   -------            ----------   -------
    Total investment securities            1,998,608    34,114     6.83    2,058,214    36,203     7.04
                                          ----------   -------            ----------   -------
Assets held for sale                          11,713       191     6.53       36,792       460     5.01
                                          ----------   -------            ----------   -------
Loans (1)
  Commercial                               1,443,486    27,713     7.70    1,396,694    25,866     7.43
  Residential mortgages (2)                  680,299    13,350     7.86      632,530    13,190     8.35
  Consumer (3)                               482,516     9,619     8.00      396,023     9,374     9.49
                                          ----------   -------            ----------   -------
    Total loans                            2,606,301    50,682     7.80    2,425,247    48,430     8.01
                                          ----------   -------            ----------   -------
    Total earning assets                   4,624,352    85,102     7.37    4,530,017    85,196     7.53
                                                       -------                         -------
Other assets                                 305,260                         284,392
                                          ----------                      ----------
    Total assets                          $4,929,612               6.92%  $4,814,409               7.09%
                                          ==========               =====  ==========               =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits    $1,650,522    $9,183     2.23%  $1,663,236    10,874     2.62%
  Time deposits of $100,000 or more          283,339     3,555     5.03      311,534     3,686     4.75
  Other time deposits                      1,179,722    14,855     5.05    1,235,963    16,596     5.39
                                          ----------   -------            ----------   -------
    Total interest bearing deposits        3,113,583    27,593     3.55    3,210,733    31,156     3.89
Short-term borrowings                        759,928     7,168     3.78      593,112     4,378     2.96
Long-term borrowings                          92,023     1,675     7.29       92,549     1,684     7.29
                                          ----------   -------            ----------   -------
    Total interest bearing liabilities     3,965,534    36,436     3.69    3,896,394    37,218     3.83
                                                       -------                         -------

Non-interest bearing demand deposits         402,718                         396,418
Other liabilities                             56,484                          44,488
Stockholders' equity                         504,876                         477,109
                                          ----------                      ----------
    Total liabilities and
        stockholders' equity              $4,929,612               2.96%  $4,814,409               3.10%
                                          ==========               =====  ==========               =====
Interest rate spread                                               3.68%                           3.70%
Effect of non-interest bearing funds                               0.53                            0.53
                                                                   -----                           -----
Net interest income/margin                             $48,666     4.21%               $47,978     4.23%
                                                       =======     =====               =======     =====

                                                            Six Months Ended June 30,
                                          --------------------------------------------------------------
                                                        1994                           1993
                                          ------------------------------  ------------------------------
                                           Average               Average   Average               Average
                                           Balance    Interest    Rate     Balance    Interest    Rate
                                          ----------  ---------  -------  ----------  ---------  -------
ASSETS
Short-term investments
 Interest bearing deposits                    $5,352      $181     6.82%      $5,582      $103     3.72%
 Federal funds sold and securities
   purchased under agreements to resell        1,998        34     3.43        6,225       119     3.85
                                          ----------   -------            ----------   -------
    Total short-term investments               7,350       215     5.90       11,807       222     3.79
                                          ----------   -------            ----------   -------
Investment securities
 U.S. government and agency obligations    1,527,599    45,255     5.93    1,521,731    48,199     6.35
 State and municipals                        424,600    20,073     9.46      368,663    18,933    10.27
 Other securities                            103,763     3,404     6.56      164,892     5,853     7.10
                                          ----------   -------            ----------   -------
    Total investment securities            2,055,962    68,732     6.69    2,055,286    72,985     7.11
                                          ----------   -------            ----------   -------
Assets held for sale                          11,694       377     6.46       36,561       910     5.00
                                          ----------   -------            ----------   -------
Loans (1)
  Commercial                               1,430,490    52,778     7.44    1,387,506    51,649     7.51
  Residential mortgages (2)                  677,531    26,556     7.87      626,446    26,397     8.46
  Consumer (3)                               469,220    18,890     8.12      392,699    18,843     9.68
                                          ----------   -------            ----------   -------
    Total loans                            2,577,241    98,224     7.68    2,406,651    96,889     8.11
                                          ----------   -------            ----------   -------
    Total earning assets                   4,652,247   167,548     7.24    4,510,305   171,006     7.62
                                                       -------                         -------
Other assets                                 290,555                         284,200
                                          ----------                      ----------
    Total assets                          $4,942,802               6.81%  $4,794,505               7.17%
                                          ==========               =====  ==========               =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits    $1,656,836   $18,394     2.24%  $1,642,866    22,283     2.74%
  Time deposits of $100,000 or more          276,007     6,556     4.79      311,634     7,267     4.70
  Other time deposits                      1,174,944    29,700     5.10    1,253,934    34,133     5.49
                                          ----------   -------            ----------   -------
    Total interest bearing deposits        3,107,787    54,650     3.55    3,208,434    63,683     4.00
Short-term borrowings                        756,683    13,003     3.47      588,085     8,666     2.97
Long-term borrowings                          92,106     3,338     7.28       92,568     3,358     7.28
                                          ----------   -------            ----------   -------
    Total interest bearing liabilities     3,956,576    70,991     3.62    3,889,087    75,707     3.92
                                                       -------                         -------

Non-interest bearing demand deposits         403,671                         389,213
Other liabilities                             58,379                          44,629
Stockholders' equity                         524,176                         471,576
                                          ----------                      ----------
    Total liabilities and
        stockholders' equity              $4,942,802               2.90%  $4,794,505               3.18%
                                          ==========               =====  ==========               =====
Interest rate spread                                               3.62%                           3.70%
Effect of non-interest bearing funds                               0.54                            0.54
                                                                   -----                           -----
Net interest income/margin                             $96,557     4.16%               $95,299     4.24%
                                                       =======     =====               =======     =====

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.
(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                            (Dollars in thousands)
                                                                 June 30, 1994
                                          ----------------------------------------------------------------
                                                           Interest Sensitivity Period
                                          ----------------------------------------------------------------
                                             Month        Quarter    Six Months     Annual       5 Years
                                          ------------  -----------  -----------  -----------  -----------
Earning assets:
Short-term investments                        $20,363      $22,863      $22,863      $22,863      $22,863
Investment securities                         415,414      477,559      684,427      956,678    1,712,786
Assets held for sale                            4,273        4,273        4,273        4,273        4,273
Loans                                       1,045,309    1,259,338    1,390,971    1,631,952    2,380,796
                                          ------------  -----------  -----------  -----------  -----------
   Total                                   $1,485,359   $1,764,033   $2,102,534   $2,615,766   $4,120,718
                                          ============  ===========  ===========  ===========  ===========
Interest bearing liabilities:
Deposits                                   $1,313,384   $1,485,958   $1,653,889   $1,879,813   $2,369,570
Short-term borrowings                         654,499      672,095      672,095      672,095      672,095
Long-term borrowings                              292          300          312       51,336       91,803
                                          ------------  -----------  -----------  -----------  -----------
   Total                                   $1,968,175   $2,158,353   $2,326,296   $2,603,244   $3,133,468
                                          ============  ===========  ===========  ===========  ===========
    Interest sensitivity gap                ($482,816)   ($394,320)   ($223,762)     $12,522     $987,250
    Interest sensitive assets to interest
         sensitive liabilities ratio             0.75         0.82         0.90         1.00         1.32
Regulatory presentation:
    Interest sensitivity gap              ($1,009,009)   ($920,513)   ($749,955)   ($513,671)    $461,057
    Interest sensitive assets to interest
         sensitive liabilities ratio             0.60         0.66         0.74         0.84         1.13



TABLE 5 - Analysis of Allowance for Loan Losses

                                                                 (Dollars in thousands)
                                                      Three Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                    -------------------------  -----------------------
                                                       1994          1993          1994        1993
                                                    ------------- -----------  ----------  -----------
Balance, beginning of period                             $39,046     $36,724      $39,182      $36,227
Provision charged to operating expenses                    1,870       2,499        3,754        4,945
Allowance of subsidiary sold                                                         (101)
Total loans charged off                                    2,302       2,464        4,744        5,025
Total recoveries                                             673         672        1,196        1,284
                                                    ------------- -----------  ----------  -----------
Net charge-offs                                            1,629       1,792        3,548        3,741
                                                    ------------- -----------  ----------  -----------
Balance, end of period                                   $39,287     $37,431      $39,287      $37,431
                                                    ============= ===========  ==========  ===========
Total loans:
    Average                                           $2,606,301  $2,425,247   $2,577,241   $2,406,651
    Period-end                                         2,642,403   2,450,828    2,642,403    2,450,828
Ratios:
    Net charge-offs to average loans (annualized)          0.25%       0.30%        0.28%        0.31%
     Allowance for loan losses to period-end loans          1.49        1.53         1.49         1.53


TABLE 6 - Non-Performing Assets

                                                    (Dollars in thousands)
                                               June 30,  December 31,  June 30,
                                                 1994        1993        1993
                                               --------    --------    --------

Non-accrual loans                               $12,351     $17,450     $16,684
Restructured loans                                7,251       7,352       6,724
                                               --------    --------    --------
  Total non-performing loans                     19,602      24,802      23,408
Other real estate owned                           3,125       2,981       4,053
                                               --------    --------    --------
  Total non-performing assets                   $22,727     $27,783     $27,461
                                               ========    ========    ========
Ratios:
  Non-performing loans to total loans              0.74%       0.96%       0.96%
  Non-performing assets to total loans and
    other real estate owned                        0.86        1.07        1.12
  Allowance for loan losses to non-performing
    loans                                        200.42      157.98      159.91
 Loans past due 90 or more days as to
    interest or principal                        $2,620      $2,823      $4,163
                                               ========    =========    =======

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1994



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Corporation was held on April 18, 1994. At the Annual Meeting, the shareholders elected as directors of the Corporation the 17 nominees set forth in the Corporation's Proxy Statement dated as of March 18, 1994.

         The number of votes cast for or withheld in the election of directors is as follows:


Election of Directors:


                                         VOTES

        NAME                    FOR              WITHHELD
        ----                    ---              --------
William H. Alexander         26,174,680           315,669
                             ----------           -------
John A. Arnold               26,248,679           241,670
                             ----------           -------
Jeffrey J. Burdge            26,245,998           244,351
                             ----------           -------
James O. Green               26,221,662           268,687
                             ----------           -------
Alfred G. Hemmerich          26,237,072           253,277
                             ----------           -------
Lee H. Javitch               26,231,542           258,807
                             ----------           -------
Christopher R. Jennings      26,241,695           248,654
                             ----------           -------
William J. King              26,221,288           269,061
                             ----------           -------
William T. Kirchhoff         26,219,647           270,702
                             ----------           -------
Lawrence J. LaMaina, Jr.     26,222,289           268,060
                             ----------           -------
James E. Marley              26,224,671           265,678
                             ----------           -------
Robert F. Nation             26,231,617           258,732
                             ----------           -------
Elmer E. Naugle              26,237,352           252,997
                             ----------           -------
Walter F. Raab               26,240,816           249,533
                             ----------           -------
Paul C. Raub                 26,245,282           245,067
                             ----------           -------
Henry W. Rhoads              26,214,270           276,079
                             ----------           -------
R. Champlin Sheridan, Jr.    26,231,802           258,547
                             ----------           -------

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1994


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11       Statement regarding Computation of Per Share
                       Earnings.

              15(a) Report of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended June 30, 1994.

              15(b) Letter of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended June 30, 1994.

         (b)  Reports on Form 8-K

              A current report on Form 8-K dated May 26, 1994 was filed with the Securities and Exchange Commission on or about June 1, 1994. The report was filed under Item 5 - "Other Events" and disclosed that the Corporation, through its wholly-owned bank subsidiary, Dauphin Deposit Bank and Trust Company, had entered into an agreement to acquire 100% of the outstanding stock of Eastern Mortgage Services, Inc., a closely-held mortgage banking company headquartered in Trevose, Pennsylvania.

              There were no other reports on Form 8-K filed for the three months ended June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Dauphin Deposit Corporation
                                     ---------------------------
                                             (Registrant)



Date:  August 3, 1994                /s/William J. King
- - -------------------------            ---------------------------------
                                     William J. King, Chairman of
                                       the Board and Chief Executive
                                       Officer



Date:  August 3, 1994                /s/Dennis L. Dinger
- - -------------------------            ----------------------------------
                                     Dennis L. Dinger, Executive
                                       Vice President and Chief
                                       Financial Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                          Sequential
Number                                                          Page Number
- - -------                                                         -----------

11      Statement regarding Computation of Per Share Earnings

15(a) Report of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended June 30, 1994

15(b) Letter of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended June 30, 1994