Form 10-Q
period 1994-09-30
DAUPHIN DEPOSIT CORP
filed 1994-11-10
CIK 215619

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1994    Commission File Number 0-8415
                      ------------------                           ------



                         DAUPHIN DEPOSIT CORPORATION
- - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Pennsylvania                                              23-1938831
- - - -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

     213 Market Street, Harrisburg, Pennsylvania                    17105
- - - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (717) 255-2121
                                                            -------------------



                                NOT APPLICABLE
- - - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                   Outstanding at October 31, 1994
- - - --------------------------                      -------------------------------
Common Stock, $5 Par Value                              31,809,760 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                    For the Quarter Ended September 30, 1994


                                    Contents
                                    --------

PART I -  FINANCIAL INFORMATION
- - - -------------------------------

Item 1.   Financial Statements

           Consolidated Balance Sheets as of September 30, 1994 and
             1993 and December 31, 1993

           Consolidated Statements of Income for the Three Month
             and Nine Month Periods Ended September 30, 1994 and
             1993

           Consolidated Statements of Cash Flows for the Nine
             Month Periods Ended September 30, 1994 and 1993

           Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations



PART II - OTHER INFORMATION
- - - ---------------------------

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- - - ----------

                                    Part I
                                    ------
                   For the Quarter Ended September 30, 1994

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                    (Dollars in thousands)
                                                                  September 30,          December 31,          September 30,
                                                                      1994                   1993                  1993
                                                                 ---------------        --------------        ---------------
                                                                   (Unaudited)             (Audited)            (Unaudited)
ASSETS
Cash and due from banks                                                $201,543              $151,845               $162,321
                                                                 ---------------        --------------        ---------------
Short-term investments
   Interest bearing deposits                                              6,479                13,573                  6,537
   Federal funds sold and securities purchased under
     agreements to resell                                                22,600                 2,950                  8,400
                                                                 ---------------        --------------        ---------------
       Total short-term investments                                      29,079                16,523                 14,937
                                                                 ---------------        --------------        ---------------
Investment securities
   (Approximate Fair value $1,841,398, $2,105,942 and
      $2,107,689, respectively                                        1,841,398             2,041,204              2,029,123

Assets held for sale                                                     52,677                 9,203                 44,516

Loans (net of unearned income)                                        2,715,569             2,586,085              2,514,004
Allowance for loan losses                                               (39,856)              (39,182)               (38,079)
                                                                 ---------------        --------------        ---------------
       Total net loans                                                2,675,713             2,546,903              2,475,925
                                                                 ---------------        --------------        ---------------
Bank premises and equipment                                              66,960                64,348                 66,260
Other assets                                                            117,109                86,829                 90,225
                                                                 ---------------        --------------        ---------------
       Total assets                                                  $4,984,479            $4,916,855             $4,883,307
                                                                 ===============        ==============        ===============

LIABILITIES
Deposits
  Non-interest bearing                                                 $415,478              $423,641               $394,057
  Interest bearing                                                    3,040,235             3,162,494              3,098,386
                                                                 ---------------        --------------        ---------------
       Total deposits                                                 3,455,713             3,586,135              3,492,443
                                                                 ---------------        --------------        ---------------
Short-term borrowings
  Federal funds purchased and securities sold under
    agreements to repurchase                                            826,137               628,100                693,766
  U.S. Treasury tax and loan notes                                       46,573                52,286                 53,284
                                                                 ---------------        --------------        ---------------
       Total short-term borrowings                                      872,710               680,386                747,050
                                                                 ---------------        --------------        ---------------
Long-term debt                                                           91,971                92,454                 92,473
Accrued expenses and taxes                                               70,304                51,805                 53,626
                                                                 ---------------        --------------        ---------------
       Total liabilities                                              4,490,698             4,410,780              4,385,592
                                                                 ---------------        --------------        ---------------
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value; 10,000,000 shares
    authorized but unissued
  Common stock, $5 par value; 200,000,000 shares authorized,
    32,641,614 shares issued of which 754,968, 134,200,
    and 136,740 shares are held as treasury stock, respectively         163,208               163,208                163,208
  Surplus                                                                11,656                11,213                 11,151
  Retained earning                                                      364,835               333,774                325,511
  Unrealized gains (losses) on securities available-for-sale,
    net of deferred taxes                                               (27,148)
                                                                 ---------------        --------------        ---------------
                                                                        512,551               508,195                499,870
  Less: Treasury stock - at cost                                        (18,770)               (2,120)                (2,155)
                                                                 ---------------        --------------        ---------------
       Total stockholders' equity                                       493,781               506,075                497,715
                                                                 ---------------        --------------        ---------------
       Total liabilities and stockholders' equity                    $4,984,479            $4,916,855             $4,883,307
                                                                 ===============        ==============        ===============

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                (Dollars in thousands, except per share data)
                                                              Three Months                            Nine Months
                                                           Ended September 30,                     Ended September 30,
                                                      --------------------------------       --------------------------------
                                                           1994              1993                 1994              1993
                                                      --------------    --------------       --------------    --------------
Interest income
  Interest and fees on loans                               $53,331           $48,376              $150,366          $143,964
  Interest and dividends on investment securities
    Taxable                                                 23,132            27,071                72,976            82,153
    Exempt from federal income taxes                         5,824             5,828                18,071            17,492
  Interest on deposits                                          78                58                   259               160
  Interest on assets held for sale                             822               653                 1,191             1,557
  Interest on federal funds sold and other
    short-term investments                                     421               118                   455               237
                                                      -------------     -------------        --------------    --------------
Total interest income                                       83,608            82,104               243,318           245,563
                                                      -------------     -------------        --------------    --------------
Interest expense
  Interest on deposits
    Savings deposits                                         9,205            10,461                27,599            32,744
    Time deposits                                           15,683            16,000                45,383            50,133
    Time deposits in denominations of
     $100,000 or more                                        4,045             3,371                10,601            10,638
                                                      -------------     -------------        --------------    --------------
                                                            28,933            29,832                83,583            93,515
  Interest on short-term borrowings                          8,469             5,705                21,472            14,371
  Interest on long-term borrowings                           1,675             1,689                 5,013             5,047
                                                      -------------     -------------        --------------    --------------
Total interest expense                                      39,077            37,226               110,068           112,933
                                                      -------------     -------------        --------------    --------------
Net interest income                                         44,531            44,878               133,250           132,630
Provision for loan losses                                    1,870             2,372                 5,624             7,317
                                                      -------------     -------------        --------------    --------------
Net interest income after provision for loan losses         42,661            42,506               127,626           125,313
                                                      -------------     -------------        --------------    --------------
Non-interest income
 Fiduciary activities                                        4,102             3,805                12,288            11,772
 Service charges on deposit accounts                         2,926             3,177                 8,732             9,558
 Other service charges and fees                              3,103             2,401                 8,261             6,639
 Broker/dealer commissions and fees                          1,723             2,835                 5,715             8,513
 Mortgage banking                                            3,799               688                 4,247             2,085
 Securities gains, net                                         130               261                 2,254             2,854
 Other                                                         786               695                 2,452             2,440
                                                      -------------     -------------        --------------    --------------
Total non-interest income                                   16,569            13,862                43,949            43,861
                                                      -------------     -------------        --------------    --------------
Non-interest expense
 Salaries and employee benefits                             19,514            17,174                52,998            51,107
 Net occupancy expense                                       2,308             2,125                 6,693             6,348
 Furniture and equipment expense                             2,376             2,221                 6,946             6,760
 Deposit insurance                                           1,961             1,987                 5,941             6,117
 Other                                                      10,177             9,730                28,571            29,226
                                                      -------------     -------------        --------------    --------------
Total non-interest expense                                  36,336            33,237               101,149            99,558
                                                      -------------     -------------        --------------    --------------
Income before income taxes                                  22,894            23,131                70,426            69,616
Provision for income taxes                                   5,556             5,940                17,220            17,264
                                                      -------------     -------------        --------------    --------------
Net income                                                 $17,338           $17,191               $53,206           $52,352
                                                      =============     =============        ==============    ==============
Net income per share                                         $0.54             $0.52                 $1.65             $1.60
Cash dividends declared per share                            $0.23             $0.20                 $0.69             $0.60
Weighted average number of shares outstanding           32,121,090        32,674,768            32,337,102        32,621,207

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                (Dollars in thousands)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                          ----------------------------------
                                                                               1994              1993 *
                                                                          ---------------    ----------------
Operating activities
 Net income                                                                     $53,206            $52,352
 Adjustments:
  Provision for loan losses                                                       5,624              7,317
  Provision for depreciation, amortization and accretion                          7,108              8,135
  Provision for amortization of goodwill                                            900                702
  Deferred income taxes                                                            (512)              (625)
  Securities gains, net                                                          (2,254)            (2,854)
  Increase in interest receivable                                                (4,930)            (3,009)
  Increase in accrued expenses and taxes                                         26,181              3,433
  Capitalized interest on deposits                                               31,930             35,186
  Amortization of purchase and excess mortgage servicing rights                     741                475
  Gain on sale of mortgages and loans held for sale                              (1,397)            (1,371)
  Sale of mortgage loans held for sale                                          141,034             72,818
  Loans originated for sale                                                    (137,311)           (80,715)
  Purchase of mortgage loans held for sale                                       (7,001)
  Other, net                                                                     (7,917)           (11,446)
                                                                          ---------------    ---------------
   Net cash provided by operating activities                                    105,402             80,398
                                                                          ---------------    ---------------
Investing activities
 Proceeds from sales of investment securities                                   175,556             48,864
 Proceeds from maturities of investment securities                              339,064            526,889
 Purchases of investment securities                                            (373,152)          (531,568)
 Net increase in assets held for sale, other than residential mortgages          (3,547)           (32,992)
 Net increase in loans                                                         (177,218)           (97,287)
 Sale of residential mortgage and other consumer loans                           42,863              4,876
 Net purchases of bank premises and equipment                                    (6,322)            (2,769)
 Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB                    797
 Purchase of Eastern Mortgage Services, Inc.                                    (21,038)
                                                                          ---------------    ---------------
   Net cash used by investing activities                                        (22,997)           (83,987)
                                                                          ---------------    ---------------
Financing activities
 Net decrease in demand deposits and savings accounts                           (63,805)           (76,090)
 Net decrease in time deposits                                                  (87,706)          (157,236)
 Net increase in short-term borrowings                                          156,802            138,724
 Net decrease in long-term debt                                                    (105)               (55)
 Issuance of treasury stock                                                       2,495              1,929
 Acquisition of treasury stock                                                  (19,149)
 Cash dividends                                                                 (21,689)           (19,004)
                                                                          ---------------    ---------------
   Net cash used by financing activities                                        (33,157)          (111,732)
                                                                          ---------------    ---------------
   Increase (decrease) in cash and cash equivalents                              49,248           (115,321)
Cash and cash equivalents at beginning of period                                152,295            283,542
                                                                          ---------------    ---------------
Cash and cash equivalents at end of period                                     $201,543           $168,221
                                                                          ===============    ===============

Total interest paid amounted to $77,162 and $78,766, respectively. Total income taxes paid amounted to $15,131 and $18,379, respectively.

*  Reclassifications have been made to various line items within this report.

See accompanying notes to consolidated financial statements.

Note 1 - Accounting Policies

     The consolidated financial statements include the accounts of Dauphin Deposit Corporation and subsidiaries (Dauphin), including its banking subsidiary, Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. All material intercompany balances and transactions have been eliminated in consolidation.

     The information contained in the financial statements in unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

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


Note 2 - Acquisitions

     On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares consummating the merger announced in June 1993. Valley's principal subsidary was Valley Bank and Trust Company. The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented for prior periods has been restated to reflect this acquisition as if it had occurred at the beginning of the periods presented.

     On July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc. (EMS), a mortgage banking company headquirtered in Trevose, Pennsylvania, for approximately $20.5 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of EMS from the date of acquisition are included with the results of Dauphin. The excess of the purchase price over the fair value of the net identifiable assets acquired of $11.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition is not material to the financial position and results of operations, accordingly, pro forma information is deemed not necessary.

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

     Management has determined that the entire investment securities portfolio is classified as available-for-sale. At September 30, 1994 the impact of this change resulted in a decrease in investment securities of $41,766,000 and a decrease in stockholders' equity of $27,148,000, representing the after tax impact.

     A summary of investment securities at September 30, 1994, December 31, 1993 and September 30, 1993 is as follows:

                                                                                 (Dollars in thousands)
                                                      September 30, 1994           December 31, 1993          September 30, 1993
                                                  --------------------------   -------------------------   -------------------------
                                                   Amortized        Fair        Amortized       Fair        Amortized       Fair
                                                      Cost          Value          Cost         Value          Cost         Value
                                                  -----------    -----------   -----------   -----------   -----------   -----------
U.S. Treasury and other U.S.                        $692,385       $681,348      $732,722      $750,997      $720,883      $746,040
  government agencies and corporations
Obligations of states and political subdivisions     385,253        390,206       406,241       434,581       369,073       398,663
Debt securities issued by foreign governments          1,402          1,398         1,899         1,920         3,891         3,929
Corporate securities                                  82,847         82,867        83,336        85,992       109,811       113,007
Mortgage-backed securities                           707,470        671,491       803,252       818,020       811,637       831,565
                                                  -----------    -----------   -----------   -----------   -----------   -----------
  Total debt securities                            1,869,357      1,827,310     2,027,450     2,091,510     2,015,295     2,093,204
Equity securities                                     13,807         14,088        13,754        14,432        13,828        14,485
                                                  -----------    -----------   -----------   -----------   -----------   -----------
  Total investment securities                     $1,883,164     $1,841,398    $2,041,204    $2,105,942    $2,029,123    $2,107,689
                                                  ===========    ===========   ===========   ===========   ===========   ===========

Note 4 - Income Taxes

     Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.

     A reconciliation between the effective income tax rate and the statutory rate follows:

                                                  Percentage of pre-tax income
                                  ---------------------------------------------------------
                                        Three months                     Nine months
                                     ended September 30,              ended September 30,
                                  -------------------------        ------------------------
                                   1994             1993            1994            1993
                                   ----             ----            ----            ----
Statutory federal income           35.0%            35.0%           35.0%           35.0%
Tax exempt income                   (10.5)           (10.5)          (10.6)          (10.5)
Other, net                           (0.2)             1.2             0.1             0.3
                                  --------         --------        --------        --------
Effective income tax rate          24.3%            25.7%           24.5%           24.8%
                                  ========         ========        ========        ========



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

     The contingent liability at September 30, 1994 represented by letters of credit issued to customers amounted to approximately $117.1 million.

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

       On July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc. (Eastern Mortgage), a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $20.5 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Eastern Mortgage from the date of acquisition are included with the results of Dauphin.

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

       Management has determined that the entire investment securities portfolio is classified as available-for-sale. On September 30, 1994 this change resulted in a decrease in investment securities of $41.8 million and a decrease in stockholders' equity of $27.1 million, representing the after tax impact.

SUMMARY

       Dauphin recorded net income for the third quarter of 1994 of $17.3 million, compared with $17.2 million recorded for the same quarter of 1993. Net income per share for the third quarter of 1994 amounted to $.54, compared with $.52 for the same period in 1993, an increase of 3.8%. Net income for the nine months of 1994 amounted to $53.2 million compared with $52.4 million recorded for the same period of 1993. Net income per share for the nine months of 1994 amounted to $1.65, compared with $1.60 for the same period of 1993, an increase of 3.1%.

       Dauphin's return on average total assets was 1.40% for the third quarter of 1994, compared with 1.39% for the third quarter of 1993. For the nine months of 1994, the return on average assets was 1.44%, compared with 1.45% for the same period of 1993. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 13.39% for the third quarter of 1994, compared with 13.93% for the same period of 1993. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 13.97% for the nine months of 1994, compared with 14.66% for the same period of 1993. Return on average stockholders' equity, including the SFAS 115 adjustment, was 13.72% for the third quarter of 1994 and 13.77% for the nine months of 1994.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the third quarter and the nine months of 1994 and 1993. Net interest income on a fully taxable equivalent basis totaled $48.3 million for the third quarter of 1994, a decrease of $.4 million or .8% from $48.7 million for the same period of 1993. For the nine months of 1994, net interest income amounted to $144.8 million, an increase of $.8 million or .6% from $144.0 million for 1993.

       Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and rates for Dauphin's assets and liabilities.

       During the third quarter of 1994, as compared with the third quarter of 1993, as shown in Table 2, there was an increase in net interest income of $1.3 million due to changes in volume and a decrease of $1.7 million due to changes in rate. During the nine months of 1994, as compared with the same period of 1993, there was an increase of $7.9 million due to changes in volume and a decrease of $7.0 million due to changes in rate.

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

       Average earning assets were $4.6 billion for the third quarter of 1994 and 1993. For the nine months of 1994, average earning assets increased 2.1% to $4.6 billion from $4.5 billion for the same period of 1993. The interest rate spread for the third quarter of 1994 was 3.62% compared with 3.70% for the third quarter of 1993. The net interest margin was 4.18% for the third quarter of 1994 compared with 4.22% for the same period of 1993. For the nine months, the interest rate spread decreased to 3.62% from 3.69% while the net interest margin decreased to 4.17% from 4.23%.

       Interest rates during 1994 were higher than the rates experienced in 1993. The average prime rate for the third quarter of 1994 was 7.50% and the nine months of 1994 was 6.81% compared with 6.00% for the same periods in 1993. The average federal funds rate increased to 4.48% for the third quarter of 1994 compared with 3.06% for the same period in 1993. For the nine months of 1994 the average federal funds rate was 3.88% compared with 3.26% for 1993. During the third quarter of 1994, compared with the same period of 1993, the average yield on earning assets increased 12 basis points while the average cost of interest bearing liabilities increased 20 basis points, resulting in a decrease in the interest rate spread of 8 basis points. For the nine months of 1994 compared with 1993, the yield on earning assets decreased 21 basis points while the average cost of interest bearing liabilities decreased 14 basis points, resulting in a decrease in the interest rate spread of 7 basis points. The yield on the investment securities portfolio decreased 9 basis points for the third quarter and 31 basis points for the nine months of 1994 compared with 1993, principally due to the reinvestment of maturities at significantly lower rates when compared with the yield of the security maturing. Average loans, which represent the highest yielding earning assets, increased $186.5 million or 7.5% for the third quarter of 1994 compared with the third quarter of 1993. For the nine months of 1994, the increase was $176.0 million or 7.2% compared with the same period in 1993. The significant increase in the prime rate has advanced the loan yield 18 basis points in the third quarter of 1994 compared with the third quarter of 1993. This increase is impacted by the mix of commercial, residential mortgages and consumer loans, since some loans do not reprice directly with the movement of the prime interest rate.

       The declining rates in 1993, with new loans issued at the then current market levels, was the primary reason for the decrease in loan yields for the nine months of 1994 compared with 1993. The cost of interest bearing deposits decreased 8 basis points for the third quarter of 1994 compared with the third quarter of 1993. For the nine months of 1994 compared with 1993 the decrease was 33 basis points. The overall interest rates offered for these deposits have recently been increasing. Additionally, the mix of these deposits changed as depositors allowed longer-term certificates of deposit to mature and decided to reinvest these proceeds into shorter-term investments. The increase in the cost of short-term borrowings was caused primarily by the rise in the federal funds rate.

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

       Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at September 30, 1994 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

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

PROVISION AND ALLOWANCE FOR LOAN LOSSES

       The provision for loan losses charged to earnings was $1.9 million for the third quarter of 1994 compared with $2.4 million for the same period of 1993. The provision for the nine months of 1994 was $5.6 million compared with $7.3 million for the same period of 1993. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the third quarter and the nine months of 1994 and 1993.

NON-PERFORMING ASSETS

       Table 6 reflects Dauphin's non-performing assets at September 30, 1994, December 31, 1993 and September 30, 1993. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure or considered to be in an in-substance foreclosure status.

NON-INTEREST INCOME

       Non-interest income increased $2.7 million or 19.5% for the third quarter of 1994 when compared with the third quarter of 1993. Exclusive of securities gains, the increase was $2.8 million or 20.9%. Non-interest income increased $.1 million or .2% for the nine months of 1994 as compared with the same period of 1993. Exclusive of securities gains, the increase for the nine months of 1994 compared with 1993 was $.7 million or 1.7%. The results of operations of Dauphin's broker/dealer subsidiary, Hopper Soliday & Co., Inc. (Hopper Soliday), decreased non-interest income by $1.1 million and $2.8 million for the third quarter and nine months of 1994, respectively. The Hopper Soliday decrease was primarily caused by the increased interest rate environment which negatively affected the volume of transactions. The results of

Dauphin's mortgage banking operations, which includes Eastern Mortgage (as of July 1, 1994), Farmers Mortgage Company and Dauphin Bank's mortgage division, increased by $3.1 million and $2.2 million for the third quarter and nine months of 1994, respectively. The decrease in service charges on deposit accounts was due to a lower number of fees assessed for services. The increase in other service charges and fees was primarily due to the increased volume of merchant credit card processing.

NON-INTEREST EXPENSE

       Non-interest expense increased $3.1 million or 9.3% from the third quarter of 1993 to the third quarter of 1994. For the nine months of 1994, compared with the same period of 1993, the increase was $1.6 million or 1.6%. This increase was primarily salaries and benefits costs due to the acquisition of Eastern Mortgage. Additionally, other non-interest expenses decreased due to reduced consultant, legal and other merger-related expenses.

       Salaries and employee benefits increased $2.3 million or 13.6% for the third quarter and $1.9 million or 3.7% for the nine months of 1994, compared with the same periods of 1993. Not including Hopper Soliday and Eastern Mortgage subsidiaries, salaries and employee benefits remained level in the third quarter of 1994 compared with 1993 and increased $.6 million or 1.3% for the nine months of 1994 compared with the same period of 1993. This slight increase was primarily due to normal salary adjustments and increased benefits costs, which were partially offset by the operations consolidation. Full-time equivalent employees amounted to 2,293 at September 30, 1994 compared with 2,127 at September 30, 1993. This increase included 281 employees from the newly acquired Eastern Mortgage subsidiary.

INCOME TAXES

       Dauphin's effective tax rate for the third quarter of 1994 was 24.3%, compared with 25.7% for the third quarter of 1993. The effective tax rate for the nine months of 1994 was 24.5%, compared with 24.8% for the same period of 1993. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to
Note 4 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

       In January 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 1,000,000 shares of the outstanding common stock. Dauphin expects to use available cash to fund the share repurchases which will be made from time to time on the open market or in privately negotiated transactions. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the nine months of 1994 Dauphin repurchased 770,200 shares for $19.1 million. In October 1994, Dauphin announced that the Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the outstanding common stock.

       Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At September 30, 1994, Dauphin and its banking subsidiary exceeded all capital requirements.

NEW ACCOUNTING STANDARDS

       In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114).

       SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. Management does not believe the adoption will have a significant impact on its financial statements.

       SFAS 114 is effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. The Corporation expects to adopt SFAS 114 in January 1995.

TABLE 1 - Net Interest Income


                                                                    (Dollars in thousands)
                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 -----------------------------   -----------------------------
                                                      1994           1993             1994           1993
                                                 -------------- --------------   -------------- --------------

Total interest income                                  $83,608        $82,104         $243,318       $245,563
Total interest expense                                  39,077         37,226          110,068        112,933
                                                 -------------- --------------   -------------- --------------

Net interest income                                     44,531         44,878          133,250        132,630
Tax equivalent adjustment                                3,719          3,777           11,557         11,324
                                                 -------------- --------------   -------------- --------------

Net interest income (fully taxable equivalent)         $48,250        $48,655         $144,807       $143,954
                                                 ============== ==============   ============== ==============



TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income


                                                                  (Dollars in thousands)
                                         Three Months Ended                                        Nine Months Ended
                                            September 30,                                             September 30,
                                              1994/1993                                                 1994/1993
                         ----------------------------------------------------      -------------------------------------------------
                                     Change due to                   Total                     Change due to               Total
                         ---------------------------------                         ------------------------------
                           Volume                 Rate              Change            Volume              Rate             Change
                         -----------           -----------        -----------      -------------       ----------        -----------
(Taxable equivalent)
Interest income
 Short-term investments        $199                 $124                $323               $90              $226               $316
 Investment securities       (2,824)              (1,137)             (3,961)           (1,987)           (6,227)            (8,214)
 Assets held for sale          (239)                 405                 166              (986)              619               (367)
 Loans                        3,773                1,145               4,918            10,803            (4,550)             6,253
                         -----------           ----------         -----------        ----------          --------        -----------
  Total interest income         909                  537               1,446             7,920            (9,932)            (2,012)
                         -----------           ----------         -----------        ----------          --------        -----------
Interest expense
 Interest bearing deposits     (546)                (353)               (899)           (2,973)           (6,959)            (9,932)
 Short-term borrowings          214                2,550               2,764             3,005             4,096              7,101
 Long-term borrowings           (12)                  (2)                (14)              (28)               (6)               (34)
                         -----------           ----------         -----------        ----------          --------        -----------
  Total interest expense       (344)               2,195               1,851                 4            (2,869)            (2,865)
                         -----------           ----------         -----------        ----------          --------        -----------
Net interest income          $1,253              ($1,658)              ($405)           $7,916           ($7,063)              $853
                         ===========           ==========         ===========        ==========          ========        ===========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.


TABLE 3  Average Balances, Rates and Interest Income and Expense Summary
(Taxable Equivalent Basis) (Dollars in thousands)


                                                   Third Quarter 1994                         Third Quarter 1993
                                          -------------------------------------       ----------------------------------

                                           Average                     Average        Average                    Average
                                           Balance       Interest       Rate          Balance       Interest      Rate
                                         -------------  -----------   --------       -------------  ---------   --------

ASSETS
Short-term investments
 Interest bearing deposits                   $5,865           $78       5.28%           $5,444           $58      4.23%
 Federal funds sold and securities
   purchased under agreements to resell      31,386           421        5.32           14,513           118       3.23
                                         -----------     ---------                  -----------     ---------
    Total short-term investments             37,251           499        5.31           19,957           176       3.50
                                         -----------     ---------                  -----------     ---------
 Investment securities
 U.S. government and agency obligations   1,352,574        20,945        6.19        1,538,175        23,970       6.22
 State and municipals                       407,482         9,646        9.47          371,492         9,568      10.30
 Other securities                            92,601         1,513        6.54          142,099         2,527       7.11
                                         -----------     ---------                  -----------     ---------
    Total investment securities           1,852,657        32,104        6.93        2,051,766        36,065       7.02
                                         -----------     ---------                  -----------     ---------
Assets held for sale                         43,900           825        7.52           50,836           659       5.16
                                         -----------     ---------                  -----------     ---------
Loans (1)
 Commercial                               1,462,410        29,750        8.07        1,419,156        26,152       7.31
 Residential mortgages (2)                  697,461        13,852        7.91          651,062        13,391       8.20
 Consumer (3)                               515,089        10,297        7.93          418,249         9,438       8.95
                                         -----------     ---------                  -----------     ---------
    Total loans                           2,674,960        53,899        8.00        2,488,467        48,981       7.82
                                         -----------     ---------                  -----------     ---------
    Total earning assets                  4,608,768        87,327        7.54        4,611,026        85,881       7.42
                                                         ---------                                  ---------
Other assets                                310,943                                    285,713
    Total assets                         -----------                                -----------
                                         $4,919,711                     7.07%       $4,896,739                    6.98%
                                         ===========                  ========      ===========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits   $1,603,971         9,205       2.28%       $1,648,178        10,461      2.52%
  Time deposits of $100,000 or more         293,219         4,045        5.47          282,305         3,371       4.74
  Other time deposits                     1,201,025        15,683        5.18        1,202,350        16,000       5.28
                                         -----------    ----------                  -----------      --------
    Total interest bearing deposits       3,098,215        28,933        3.70        3,132,833        29,832       3.78
Short-term borrowings                       769,612         8,469        4.37          742,660         5,705       3.05
Long-term borrowings                         92,018         1,675        7.25           92,488         1,689       7.28
                                         -----------    ----------                  -----------     ---------
    Total interest bearing liabilities    3,959,845        39,077        3.92        3,967,981        37,226       3.72
                                                        ----------                                  ---------

Non-interest bearing demand deposits        404,537                                    393,690
Other liabilities                            54,135                                     45,572
Stockholders' equity                        501,194                                    489,496
    Total liabilities and                -----------                                -----------
        stockholders' equity             $4,919,711                     3.15%       $4,896,739                    3.02%
                                         ===========                  ========      ===========                 ========
Interest rate spread                                                    3.62%                                     3.70%
Effect of non-interest bearing funds                                     0.56                                      0.52
                                                                      --------                                  --------
Net interest income/margin                                $48,250       4.18%                        $48,655      4.22%
                                                        ==========    ========                      =========   ========



                                                                 Nine Months Ended September 30,
                                         --------------------------------------------------------------------------------
                                                          1994                                        1993
                                         -------------------------------------        -----------------------------------
                                           Average                     Average         Average                  Average
                                           Balance       Interest       Rate           Balance      Interest    Rate
                                         ------------   -----------   --------       -------------  ---------   ---------

ASSETS
Short-term investments
 Interest bearing deposits                   $5,525          $259       6.27%           $5,532          $161       3.89
 Federal funds sold and securities
   purchased under agreements to resell      11,903           455        5.11            9,017           237       3.51
                                         -----------    ----------                  -----------     ---------
    Total short-term investments             17,428           714        5.48           14,549           398       3.66
                                         -----------    ----------                  -----------     ---------
 Investment securities
 U.S. government and agency obligations   1,468,614        66,200        6.01        1,527,272        72,169       6.30
 State and municipals                       418,832        29,719        9.46          369,617        28,501      10.28
 Other securities                           100,001         4,917        6.56          157,210         8,380       7.11
                                         -----------   -----------                  -----------     ---------
    Total investment securities           1,987,447       100,836        6.77        2,054,099       109,050       7.08
                                         -----------   -----------                  -----------     ---------
Assets held for sale                         22,548         1,202        7.11           41,372         1,569       5.07
Loans(1)                                 -----------   -----------                  -----------     ---------
 Commercial                               1,441,036        82,528        7.66        1,398,173        77,801       7.44
 Residential mortgages (2)                  684,247        40,408        7.88          634,741        39,788       8.37
 Consumer (3)                               484,891        29,187        8.05          401,310        28,281       9.42
                                         -----------   -----------                  -----------     ---------
    Total loans                           2,610,174       152,123        7.79        2,434,224       145,870       8.01
                                         -----------    ----------                  -----------     ---------
    Total earning assets                  4,637,597       254,875        7.34        4,544,244       256,887       7.55
                                                        ----------                                  ---------

Other assets                                297,446                                    284,708
                                         -----------                                -----------
   Total assets                          $4,935,043                     6.90%       $4,828,952                    7.10%
                                         ===========                  ========      ===========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits   $1,639,026        27,599       2.25%       $1,644,652        32,744      2.66%
  Time deposits of $100,000 or more         281,807        10,601        5.03          301,696        10,638       4.71
  Other time deposits                     1,183,734        45,383        5.13        1,236,604        50,133       5.42
                                         -----------   -----------                 ------------    ----------
    Total interest bearing deposits       3,104,567        83,583        3.60        3,182,952        93,515       3.93
Short-term borrowings                       761,039        21,472        3.77          640,175        14,371       3.00
Long-term borrowings                         92,076         5,013        7.27           92,541         5,047       7.28
                                         -----------    ----------                  -----------     ---------
    Total interest bearing liabilities    3,957,682       110,068        3.72        3,915,668       112,933       3.86
                                                        ----------                                  ---------

Non-interest bearing demand deposit         403,962                                    390,723
Other liabilities                            56,970                                     44,947
Stockholders' equity                        516,429                                    477,614
                                         -----------                               ------------
    Total liabilities and                $4,935,043                     2.98%       $4,828,952                    3.13%
        stockholders' equity             ===========                  ========     ============                  =======
Interest rate spread                                                    3.62%                                     3.69%
Effect of non-interest bearing funds                                     0.55                                      0.54
                                                                      --------                                   -------
Net interest income/margin                               $144,807       4.17%                       $143,954      4.23%
                                                       ===========    ========                     =========     =======

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.
(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis



                                                                            (Dollars in thousands)
                                                                              September 30, 1994
                                       ---------------------------------------------------------------------------------------------
                                                                           Interest Sensitivity Period
                                       ---------------------------------------------------------------------------------------------
                                           Month              Quarter            Six Months            Annual             5 Years
                                       -------------       -------------       -------------       -------------       -------------
Earning assets:
Short-term investments                     $29,079              $29,079              $29,079            $29,079             $29,079
Investment securities                      440,551              548,604              664,164            956,146           1,711,991
Assets held for sale                        52,677               52,677               52,677             52,677              52,677
Loans                                    1,154,919            1,259,301            1,414,898          1,663,903           2,398,826
                                       ------------        -------------        -------------      -------------       -------------
    Total                               $1,677,226           $1,889,661           $2,160,818         $2,701,805          $4,192,573
                                       ============        =============        =============      =============       =============
Interest bearing liabilities:
Deposits                                $1,217,626           $1,385,233           $1,615,459         $1,781,255          $2,309,461
Short-term borrowings                      872,710              872,710              872,710            872,710             872,710
Long-term borrowings                                                                       8             51,032              90,979
                                       -------------       -------------       -------------       -------------       -------------
    Total                               $2,090,336           $2,257,943           $2,488,177         $2,704,997          $3,273,150
                                       =============       =============       =============       =============       =============
 Interest sensitivity gap                ($413,110)           ($368,282)           ($327,359)           ($3,192)           $919,423
 Interest sensitive assets to interest
    sensitive liabilities ratio               0.80                 0.84                 0.87               1.00                1.28
Regulatory presentation:
  Interest sensitivity gap               ($926,236)           ($881,408)           ($840,485)         ($516,318)           $406,297
  Interest sensitive assets to interest
     sensitive liabilities ratio              0.64                 0.68                 0.72               0.84                1.11



TABLE 5 - Analysis of Allowance for Loan Losses


                                                                    (Dollars in thousands)
                                                      Three Months Ended                Nine Months Ended
                                                        September 30,                      September 30,
                                                  ----------------------------       ---------------------------
                                                      1994           1993                1994           1993
                                                  -------------  -------------       ------------  -------------
Balance, beginning of period                           $39,287        $37,431            $39,182        $36,227
Provision charged to operating expenses                  1,870          2,372              5,624          7,317
Allowance of subsidiary sold                                                                (101)
Total loans charged off                                  2,117          2,451              6,861          7,476
Total recoveries                                           816            727              2,012          2,011
                                                  -------------  -------------       ------------  -------------
Net charge-offs                                          1,301          1,724              4,849          5,465
                                                  -------------  -------------       ------------  -------------
Balance, end of period                                 $39,856        $38,079            $39,856        $38,079
                                                  =============  =============       ============  =============

Total loans:
  Average                                           $2,674,960     $2,488,467         $2,610,174     $2,434,224
  Period-end                                         2,715,569      2,514,004          2,715,569      2,514,004
Ratios:
  Net charge-offs to average loans (annualized)          0.19%          0.27%              0.25%          0.30%
  Allowance for loan losses to period-end loans           1.47           1.51               1.47           1.51

TABLE 6 - Non-Performing Assets



                                                           (Dollars in thousands)
                                               September 30,   December 31,   September 30,
                                                   1994           1993            1993
                                               -------------   ------------   -------------
Non-accrual loans                                   $12,171        $17,450         $17,374
Restructured loans                                    5,644          7,352           8,216
                                               -------------   ------------   -------------

  Total non-performing loans                         17,815         24,802          25,590
Other real estate owned                               2,936          2,981           3,510
                                               -------------   ------------   -------------
   Total non-performing assets                      $20,751        $27,783         $29,100
                                               =============   ============   =============

Ratios:
   Non-performing loans to total loans                0.66%          0.96%           1.02%
   Non-performing assets to total loans and
    other real estate owned                            0.76           1.07            1.16
   Allowance for loan losses to non-performing
    loans                                            223.72         157.98          148.80
Loans past due 90 or more days as to
   interest or principal                             $5,560         $2,823          $5,671
                                               =============   ============   =============


                          PART II - OTHER INFORMATION
                          ---------------------------

                    For the Quarter Ended September 30, 1994

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11     Statement regarding Computation of Per Share
                     Earnings.

              15(a) Report of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended September 30, 1994.


              15(b) Letter of KPMG Peat Marwick regarding unaudited interim financial information of the Corporation for the quarter ended September 30, 1994.


              27 Financial Data Schedule regarding unaudited interim financial information of the Corporation for the quarter ended September 30, 1994.

         (b)  Reports on Form 8-K

              A current report on Form 8-K dated July 1, 1994 was filed with the Securities and Exchange Commission on July 5, 1994. The report was filed under Item 5 -"Other Events" and disclosed that the Corporation, through its wholly-owned bank subsidiary, Dauphin Deposit Bank and Trust Company, had consummated its previously announced acquisition of 100% of the outstanding stock of Eastern Mortgage Services, Inc., a closely-held mortgage banking company headquartered in Trevose, Pennsylvania.

              There were no other reports on Form 8-K filed for the three months ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dauphin Deposit Corporation
                                          ---------------------------
                                                  (Registrant)



Date:  November 7, 1994                   /s/William J. King
- - - ---------------------------               ---------------------------------
                                          William J. King, Chairman of
                                          the Board and Chief Executive
                                          Officer



Date:  November 7, 1994                   /s/Dennis L. Dinger
- - - ---------------------------               ----------------------------------
                                          Dennis L. Dinger, Sr. Executive
                                          Vice President and Chief Fiscal
                                          and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                              Sequential
Number                                                              Page Number
- - - -------                                                             -----------

11           Statement regarding Computation of Per
             Share Earnings


15(a)        Report of KPMG Peat Marwick regarding unaudited
             interim financial information of the Corporation
             for the quarter ended September 30,
             1994

15(b)        Letter of KPMG Peat Marwick regarding
             unaudited interim financial information
             of the Corporation for the quarter ended
             September 30, 1994

27 Financial Data Schedule regarding unaudited interim financial information of the Corporation for the quarter ended September 30, 1994