Form 10-K405
period 1994-12-31
DAUPHIN DEPOSIT CORP
filed 1995-03-16
CIK 215619

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year                                Commission file number 0-8415
ended December 31, 1994
                          DAUPHIN DEPOSIT CORPORATION
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                               23-1938831
- -------------------------------------     -------------------------------------
    (State or other jurisdiction             (I.R.S. Employer Identification
  ofincorporation or organization)                       Number)

   213 Market Street, Harrisburg,
            Pennsylvania                                  17105
- -------------------------------------     -------------------------------------
   (Address of principal executive                     (Zip Code)
              offices)

Registrant's telephone number, including area code  (717) 255-2121
                                                  ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS                                  WHICH REGISTERED
            NONE                                                NONE
            ----                                                ----


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      Common Stock, par value $5 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

                         Common Stock Repurchase Rights
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
State the aggregate market value of the voting stock held by nonaffiliates of the registrant: $658,402,022 at February 1, 1995

List documents incorporated by reference herein:

  Proxy Statement to be dated as of March 17, 1995-  Part III,   Items 10,
  11, 12 and 13

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at February 1, 1995
        Common Stock, $5 Par Value                     30,948,885
- -------------------------------------     -------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          DAUPHIN DEPOSIT CORPORATION
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     7
    Item 3.  Legal Proceedings..........................................     8
    Item 4.  Submission of Matters to a Vote of Security Holders........     8
    Item 4A. Executive Officers of the Registrant.......................     8
 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................    10
    Item 6.  Selected Financial Data....................................    11
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    12
    Item 8.  Financial Statements and Supplementary Data................    30
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    59
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    60
    Item 11. Executive Compensation.....................................    60
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    60
    Item 13. Certain Relationships and Related Transactions.............    60
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..................................................    61
 SIGNATURES                                                                 63

                          DAUPHIN DEPOSIT CORPORATION

                                     PART I
                                     ------
ITEM 1. BUSINESS

  Dauphin Deposit Corporation (Dauphin) is a bank holding company, incorporated under the laws of the Commonwealth of Pennsylvania in 1974. Dauphin's wholly-owned bank subsidiary is Dauphin Deposit Bank and Trust Company (Dauphin Bank), which includes the Bank of Pennsylvania, Valleybank and Farmers Bank Divisions, through which Dauphin provides banking services. Dauphin Bank is engaged in the commercial and retail banking and trust business including the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, the providing of credit cards, safe deposit services and the performance of personal, corporate and pension trust services. Auxiliary services such as cash management are provided to commercial customers. Dauphin Bank is a Pennsylvania chartered bank and trust company and is not a member of the Federal Reserve System. Dauphin Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

  On January 1, 1994, Valley Bank and Trust Company of Chambersburg, Pennsylvania (Valleybank) merged into Dauphin Bank, with Dauphin Bank as the surviving institution. Valleybank had its principal place of business in Chambersburg, Franklin County, Pennsylvania. Valleybank maintained 14 offices and had total deposits of $285,310,000 and total loans of $219,255,000. The former Valleybank offices are now operated by Dauphin Bank as its Valleybank Division.

  On February 1, 1994, Dauphin sold 100% of the issued and outstanding stock of Farmers Bank, a Federal Savings Bank (Farmers Savings) for a cash purchase price of $797,000. Farmers Savings operated one office in Baltimore City and one office in Baltimore County, Maryland. Farmers Savings became a wholly-owned subsidiary of Dauphin on July 1, 1992 as a result of the merger of FB&T Corporation with and into Dauphin. Farmers Savings had total assets of $12.7 million at December 31, 1993. The sale of Farmers Savings did not have a material impact on the financial condition or results of operations for Dauphin in 1994.

  On July 1, 1994, Dauphin Bank merged with Farmers Bank and Trust Company of Hanover, Pennsylvania (Farmers Bank), with Dauphin Bank as the surviving bank. Farmers Bank had its principal place of business in Hanover, York County, Pennsylvania. Both Dauphin Bank and Farmers Bank, at the time of merger, were wholly-owned subsidiaries of Dauphin. Farmers Bank maintained 15 offices and had total deposits of $477,003,000 and total loans of $380,199,000. The former Farmers Bank offices are now operated by Dauphin Bank as its Farmers Bank Division.

  Also on July 1, 1994, Dauphin Bank acquired 100% of the issued and outstanding stock of Eastern Mortgage Services, Inc. (Eastern Mortgage), a full service mortgage banking company which originates, services and sells first and second residential mortgage loans of varying types. Eastern Mortgage primarily serves the eastern Pennsylvania and New Jersey mortgage markets. Eastern Mortgage packages its mortgage loans for sale in the secondary mortgage market and is an approved mortgage lender by, among others, FNMA, FHLMC, FHA, GNMA and VA.

  Dauphin is registered with and is subject to regulatory supervision by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act of 1956, as amended. Following the sale of Farmers Savings, Dauphin is no longer subject to regulatory supervision by the Office of Thrift Supervision (OTS). Dauphin is restricted to activities which are found by the Federal Reserve Board to be bank-related and which are expected to produce benefits for the public that will outweigh any potentially adverse effects. The operation of Dauphin Bank, as well as those of other banks, are significantly affected by the monetary and credit policies and regulations of the federal regulatory agencies.

DAUPHIN BANK AND TRUST COMPANY
- ------------------------------
  Dauphin Bank, which includes the Bank of Pennsylvania, Valleybank and Farmers Bank Divisions, maintains 104 offices with 94 automated teller machines located in Adams, Berks, Chester, Cumberland, Dauphin, Franklin,

                          DAUPHIN DEPOSIT CORPORATION
Lancaster, Lebanon, Lehigh, Montgomery, Northampton and York Counties, Pennsylvania. In addition to its main office in Harrisburg, Dauphin County, Dauphin Bank owns an office building in Harrisburg which is used as an administrative center and includes one of the banking offices. Dauphin Bank maintains multiple offices in nine south central Pennsylvania counties. Single offices are located in each of Chester, Montgomery and Northampton County, in near proximity to the boundary lines with Berks and Lehigh Counties. The amounts of deposits attributable to zip code areas within Chester, Montgomery and Northampton Counties are insignificant in terms of the amounts of deposits attributable to zip code areas in the other nine counties. Accordingly, the Adams, Berks, Cumberland, Dauphin, Franklin, Lancaster, Lebanon, Lehigh and York nine county region constitutes the principal geographic area for Dauphin Bank.

  At December 31, 1994, Dauphin Bank had total deposits of $3,515,621,000 and total loans of $2,863,455,000.

NON-BANKING SUBSIDIARIES
- ------------------------
  Eastern Mortgage Services, Inc. (Eastern Mortgage) is a Pennsylvania mortgage banking corporation which was acquired by Dauphin Bank on July 1, 1994. Eastern Mortgage is a full service mortgage banking company which originates, services and sells first and second residential mortgage loans of varying types primarily to the eastern Pennsylvania and New Jersey mortgage markets.

  Dauphin Life Insurance Company (Dauphin Life) is an Arizona corporation which was formed in 1979 as a wholly-owned subsidiary of Dauphin. Dauphin Life reinsures credit life, health and accident insurance directly related to extensions of credit by Dauphin Bank and is presently limited to those activities by regulations of the Federal Reserve Board. Directors of Dauphin Life are officers or directors of Dauphin. Effective January 1, 1993, Center Square Life Insurance Company, a credit life insurance company acquired through the merger of FB&T Corporation on July 1, 1992, was merged into Dauphin Life.

  Dauphin Investment Company (Dauphin Investment) is a Delaware corporation which was formed in 1982 as a wholly-owned subsidiary of Dauphin. Dauphin Investment manages equity investments for Dauphin. Directors of Dauphin Investment are officers or directors of Dauphin.

  Financial Realty, Inc. is a wholly-owned subsidiary of Dauphin. It is incorporated under the laws of the State of Delaware, and commenced operations in 1982. Financial Realty, Inc. holds title to certain bank buildings which are leased to Dauphin Bank.

  Hopper Soliday & Co., Inc. (Hopper Soliday) is a wholly-owned subsidiary of Dauphin acquired effective July 1, 1991. Hopper Soliday is a Delaware corporation which engages in municipal finance, institutional sales, financial advisory and other general securities businesses permitted for bank holding companies and their non-bank subsidiaries.

  Farmers Mortgage Company (Farmers Mortgage) is a wholly-owned subsidiary of Dauphin acquired through the merger of FB&T Corporation on July 1, 1992. Farmers Mortgage was organized in 1983 as a Pennsylvania mortgage banking corporation. Following Dauphin Bank's acquisition of Eastern Mortgage on July 1, 1994, Farmers Mortgage has been inactive.

  FARMCO Realty, Inc. (FARMCO) is a Pennsylvania corporation organized in 1967 as a subsidiary of Farmers Bank. Effective September 30, 1985, FARMCO became a wholly-owned subsidiary of FB&T Corporation and, as a consequence of the merger of FB&T Corporation with and into Dauphin on July 1, 1992, is now a wholly-owned subsidiary of Dauphin. FARMCO is a real estate holding company which holds property leased to Dauphin Bank for its branch office locations.

                          DAUPHIN DEPOSIT CORPORATION

  Financial Mineral Corporation is a Pennsylvania corporation wholly-owned by Dauphin Bank which was formed to hold assets acquired in loan liquidations. Dauphin is in the process of dissolving Financial Mineral Corporation.

  Financial Land Corporation is a Pennsylvania corporation wholly-owned by Dauphin Bank which was formed to hold assets acquired in loan liquidations.

  Reliance Consumer Discount Company (Discount Company) was a wholly-owned subsidiary of Dauphin acquired through the merger of FB&T Corporation on July 1, 1992. The assets of Discount Company were sold by Dauphin in October 1992 and Discount Company was dissolved during 1994.

COMPETITION
- -----------
  The banking industry in Dauphin Bank's service area continues to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds and credit unions. The increased competition has resulted from a changing legal and regulatory climate, as well as from the economic climate. Mortgage banking firms, real estate investment trusts, insurance companies, leasing companies, financial affiliates of industrial companies, brokerage and factoring companies and government agencies also provide additional competition for loans and for many other financial services. Some of the financial services providers operating in Dauphin's market area operate on a regional and, in some cases, national scale, and possess resources greater than those of Dauphin.

SUPERVISION AND REGULATION
- --------------------------
  Dauphin is subject to regulation by the Pennsylvania Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission. The deposits of Dauphin Bank are insured by the FDIC and Dauphin Bank is a member of the Bank Insurance Fund which is administered by the FDIC. Dauphin Bank is subject to regulation and supervision by the Pennsylvania Department of Banking and the FDIC. On January 31, 1995, Dauphin Bank applied to become a member bank of the Federal Reserve System by filing an application for membership with the Federal Reserve Bank of Philadelphia. Upon effectiveness of the application, Dauphin Bank's primary federal banking regulator will be the Federal Reserve Board rather than the FDIC. Dauphin Bank's deposits will continue to be insured by the FDIC following membership in the Federal Reserve System and the impact to Dauphin Bank from a regulatory and supervisory point of view is expected to be minimal.

  Dauphin is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (BHC Act). The Federal Reserve Board may also make examinations of Dauphin and each of its non-bank subsidiaries. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

  Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve Board thereunder, Dauphin may only engage in or own companies that engage in activities deemed by the Federal Reserve Board to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and Dauphin must gain permission from the Federal Reserve Board prior to engaging in most new business activities.

  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. A bank

                          DAUPHIN DEPOSIT CORPORATION
holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

  Since March 4, 1990, the Pennsylvania Banking Code of 1965, as amended (Banking Code), has authorized reciprocal interstate banking without any geographic limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. Currently, the state banking statutes in Alaska, Delaware, Idaho, Indiana, Kentucky, Maine, Maryland, Michigan, New Jersey, New York, Ohio, Oregon, Rhode Island, Utah, Vermont, Washington, West Virginia and Wyoming authorize interstate ownership of banks and bank holding companies in each of those states and Pennsylvania. The Pennsylvania Banking Department is responsible for determining whether the laws of other states satisfy the reciprocity requirements on a case-by-case basis and also shall determine whether the interstate banking statutes in the above states continue to be reciprocal following any amendments to such statutes.

  Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) in September 1994, interstate banking was restricted under the terms of the Douglas Amendment to the BHC Act which prohibited the Federal Reserve Board from approving an application by a bank holding company located in one state to acquire a bank or all of its assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990, specifically permitting interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks by the McFadden Act, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Riegle-Neal Act, which was signed by President Clinton on September 29, 1994, permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the Federal Reserve Board's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, beginning on June 1, 1997, under the Riegle-Neal Act, a bank can expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Riegle-Neal Act also permits de novo interstate branching as of June 1, 1997 but only if a state affirmatively opts in by appropriate legislation. Once a state opts in to interstate branching, it may not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. The Riegle-Neal Act also subjects foreign banks to some additional requirements, including extending obligations under the Community Reinvestment Act to certain foreign bank acquisitions and regulating the types of activities off-shore branches of foreign banks may conduct. The Pennsylvania Legislature has not taken any action at this time to either opt in or opt out of the provisions of the Riegle-Neal Act and management of Dauphin cannot predict with any reasonable degree of certainty the effects, if any, which the Riegle-Neal Act may have on Dauphin.

  During 1989, Congress passed new legislation (the Financial Institutions Reform, Recovery and Enforcement Act of 1989) to provide a workable solution to the financial problems of the financial services industry. The direct effect of this legislation on the banking industry was to substantially increase the assessments banks pay to the FDIC for the insurance of bank deposits. During 1993, a risk-based assessment was established which requires banks to pay an assessment rate based on the combination of their capital and supervisory condition.

  On December 19, 1991, the President signed into law the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The primary purpose of FDICIA was to authorize approximately $70 billion in Federal Government loans to the FDIC's Bank Insurance Fund, which is used to satisfy the deposit insurance claims of customers of failed banks and thrifts. FDICIA also created a strict uniform system of capital-based

                          DAUPHIN DEPOSIT CORPORATION
regulation, which became effective on December 19, 1992. FDICIA established five different levels of capitalization of financial institutions, with "prompt corrective actions" and significant operational restrictions imposed on institutions that are capital deficient under the categories. The five categories are: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

  To be considered well-capitalized, an institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6%, a leverage capital ratio of 5%, and must not be subject to any order or directive requiring the institution to improve its capital level. An institution falls within the adequately capitalized category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4% and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, depending on their actual capital levels. In addition, the appropriate federal regulatory agency may downgrade an institution to the next lower capital category upon a determination that the institution is in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. Institutions are required under FDICIA to monitor closely their capital levels and to notify their appropriate regulatory agency of any basis for a change in capital category. On December 31, 1994, Dauphin and Dauphin Bank were deemed to be well-capitalized.

  Regulatory oversight of an institution becomes more stringent with each lower capital category, with certain "prompt corrective actions" imposed depending on the level of capital deficiency.

  FDICIA also includes a provision that generally restricts federally insured state banks, such as Dauphin Bank, to activities permitted to national banks. Under final FDIC rules implementing Section 303, state chartered banks must obtain the FDIC's prior consent before engaging as a principal in any activity not permissible for a national bank, unless one of the exceptions contained in the rule applies. Among the exceptions are activities that the Federal Reserve Board, by regulation (Regulation Y) or order, has found to be closely related to banking for purposes of the BHC Act. Compliance with the rule is not expected to have a material adverse effect on Dauphin Bank's operations.

  On December 21, 1993, the Federal Reserve Board, FDIC, OTS and Office of the Comptroller of the Currency published a Joint Notice of Proposed Rule Making relating to proposed Community Reinvestment Act regulations. On October 7, 1994, the agencies published revised proposed regulations. The public comment period expired November 21, 1994. The revised proposed regulations would substitute a performance based evaluation system in lieu of the 12 Assessment Factors set forth in the current regulations. If adopted, compliance with the revised proposed regulations may require changes in certain operating procedures and additional costs, both of which cannot currently be determined.

EMPLOYEES
- ---------
  At December 31, 1994, Dauphin and its subsidiaries employed approximately 2,300 persons.

ITEM 2. PROPERTIES

  Dauphin's principal office is located in Dauphin Bank's main banking offices at 213 Market Street, Harrisburg, Pennsylvania. Dauphin owns no real estate.

  Dauphin Bank, Financial Realty, Inc. and FARMCO Realty, Inc. own 71 of the branch offices and lease 35 other offices including two leases which are treated as capitalized leases for financial reporting purposes. Hopper Soliday & Co., Inc. leases three of its sales offices. Eastern Mortgage leases 13 of its sales offices. Leases expire intermittently through 2010 and most contain options to renew.

  Aggregate annual rentals for real estate and equipment paid during Dauphin's last fiscal year did not exceed five percent of its operating expenses.

                          DAUPHIN DEPOSIT CORPORATION

ITEM 3. LEGAL PROCEEDINGS

  Various legal actions or proceedings are pending involving Dauphin and/or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions of all of the executive officers of Dauphin as of February 1, 1995 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

                                                    POSITION AND
                                                BUSINESS EXPERIENCE
             NAME            AGE                DURING PAST 5 YEARS
             ----            ---                -------------------
   Christopher R. Jennings.   51 Chairman of the Board and Chief Executive Officer
                                 (January 1995 to date) of Dauphin and Dauphin
                                 Bank, President (1987 to 1995), Chief Operating
                                 Officer (1992 to 1995) of Dauphin.

   Robert L. Fryer, Jr. ...   46 President and Chief Operating Officer (February
                                 1995 to date) of Dauphin, Chairman of the Board
                                 and Chief Executive Officer (1991 to date),
                                 President (1991 to 1994) of Hopper Soliday & Co.,
                                 Inc., formerly, President, W.H. Newbold's Son and
                                 Co.

   Lawrence J. LaMaina, Jr.   60 Vice Chairman (1992 to date) of Dauphin, President
                                 (1994 to date) of the Southern Division of Dauphin
                                 Bank, formerly Chairman, President and Chief
                                 Executive Officer of Farmers Bank and Trust
                                 Company.

   Paul B. Shannon.........   47 Vice Chairman (1994 to date), Senior Executive
                                 Vice President (1990 to 1994), Chief Credit Policy
                                 Officer (1990 to date) of Dauphin, President (1992
                                 to date) and Chief Credit Policy Officer (1990 to
                                 date) of Dauphin Bank.

   Dennis L. Dinger........   44 Senior Executive Vice President, Chief Fiscal and
                                 Administrative Officer (1994 to date), Executive
                                 Vice President and Chief Financial Officer (1989
                                 to 1994) of Dauphin and Dauphin Bank.

   Richard B. Brokenshire..   53 Executive Vice President and Chief Operations
                                 Officer of Dauphin and Dauphin Bank.

   Kenneth H. Sallade......   43 Executive Vice President and Chief Investment
                                 Officer (1994 to date) of Dauphin and Dauphin
                                 Bank, Senior Vice President (1988 to 1994) of
                                 Dauphin Bank.

                          DAUPHIN DEPOSIT CORPORATION

                                                    POSITION AND
                                                BUSINESS EXPERIENCE
             NAME            AGE                DURING PAST 5 YEARS
             ----            ---                -------------------
   Joseph T. Lysczek, Jr. .   46 Senior Vice President and Treasurer (1992 to date)
                                 of Dauphin, Senior Vice President and Treasurer
                                 (1994 to date), Vice President (1991 to 1994) of
                                 Dauphin Bank, Vice President and Investment
                                 Officer (1988 to 1991) of the Bank of Pennsylvania
                                 Division of Dauphin Bank.

   Claire D. Flemming......   60 Senior Vice President and Secretary of Dauphin and
                                 Dauphin Bank.

   James J. Trupp, Jr. ....   48 Senior Vice President and General Auditor (1992 to
                                 date) of Dauphin and Dauphin Bank, Vice
                                 President--Audit Manager (1991 to 1992) of
                                 Dauphin, Vice President and Treasurer (1988 to
                                 1991) of the Bank of Pennsylvania Division of
                                 Dauphin Bank.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART II
                                    -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF DAUPHIN DEPOSIT CORPORATION STOCK AND DIVIDENDS PAID

  The price information provided below reflects actual high, low and closing prices as quoted on The Nasdaq Stock Market.

                                                                         CASH
                                                                       DIVIDENDS
                                                                       DECLARED
                                                HIGH     LOW   CLOSING PER SHARE
                                               ------- ------- ------- ---------
1993
First Quarter................................. $28     $22 1/2 $26 3/4   $.20
Second Quarter................................  27 1/4  22 1/2  24 1/2    .20
Third Quarter.................................  25 3/4  22 3/4  24 1/4    .20
Fourth Quarter................................  27      22 1/2  25 1/4    .23
1994
First Quarter................................. $26     $22 3/4 $23 3/4   $.23
Second Quarter................................  27 1/2  22 3/4  26 1/4    .23
Third Quarter.................................  27 1/4  24 3/4  25        .23
Fourth Quarter................................  25 1/2  22 1/2  23 5/8    .25

                          DAUPHIN DEPOSIT CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1994       1993*       1992*       1991*         1990*
                          ----------  ----------  ----------  ----------    ----------
FOR THE YEAR
Net interest income.....  $  178,466  $  176,273  $  166,759  $  151,832    $  141,836
Provision for loan loss-
 es.....................       7,494      10,141      11,627      10,836         9,801
Non-interest income.....      60,947      60,051      55,683      45,599        40,713
Non-interest expense....     139,118     136,281     131,308     116,263       102,365
Net income..............      70,039      67,917      61,031      56,179        55,589
Per share:
  Net income............        2.18        2.08        1.89        1.79          1.74
  Cash dividends de-
   clared...............         .94         .83         .77         .74 1/2       .71 3/4
Weighted average number
 of shares outstanding..  32,169,734  32,636,150  32,240,583  31,430,992    31,958,534
AT YEAR-END
Total assets............  $5,070,352  $4,916,855  $4,905,702  $4,578,941    $4,368,272
Earning assets..........   4,706,198   4,653,015   4,568,334   4,264,580     4,029,473
Short-term investments..      15,040      16,523      91,950      34,787       136,438
Investment securities...   1,783,803   2,041,204   2,056,109   1,821,148     1,586,294
Loans...................   2,861,133   2,586,085   2,411,772   2,402,778     2,302,085
Deposits................   3,514,884   3,586,135   3,692,209   3,614,070     3,475,682
Long-term debt..........      91,954      92,454      92,863      44,183        49,019
Stockholders' equity....     466,649     506,075     462,111     409,694       371,673
Book value per share
  Including unrealized
   impact of securities
   available-for-sale...       15.08       15.57       14.28       13.03         11.94
  Excluding unrealized
   impact of securities
   available-for-sale...       16.41       15.57       14.28       13.03         11.94
Number of shares out-
 standing...............  30,945,167  32,507,414  32,356,559  31,430,305    31,126,261
RATIOS
Return on average as-
 sets...................        1.42%       1.40%       1.31%       1.27%         1.34%
Return on average stock-
 holders' equity
  Including unrealized
   impact of securities
   available-for-sale...       13.81       14.06       13.93       14.46         15.34
  Excluding unrealized
   impact of securities
   available-for-sale...       13.72       14.06       13.93       14.46         15.34
Dividend payout.........       43.12       39.90       40.74       41.62         41.24
Average equity to aver-
 age assets.............       10.27        9.99        9.37        8.79          8.73

- --------
* Restated to reflect pooling-of-interests.

                          DAUPHIN DEPOSIT CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents management's discussion and analysis of the financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. The other primary subsidiaries include Hopper Soliday & Co., Inc., a broker/dealer, and Eastern Mortgage Services, Inc., a mortgage banking company. This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

  On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares, consummating the merger announced in June 1993. At December 31, 1993, Valley had total assets, deposits and equity of $324,164,000, $285,310,000 and $33,948,000, respectively. Valley's principal subsidiary was Valley Bank and Trust Company. The acquisition was accounted for as a pooling-of-interests. Accordingly, financial data presented for prior periods has been restated to reflect this acquisition as if it had occurred at the beginning of the periods presented.

  On August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (Farmers Savings), for $797,000. The sale was consummated on February 1, 1994. Farmers Savings had total assets of $11,674,000 million at January 31, 1994. The sale of Farmers Savings did not have a material impact on the financial condition or results of operations for Dauphin in 1994.

  On July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc. (Eastern Mortgage), a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $21.0 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Eastern Mortgage from the date of acquisition are included with the results of Dauphin.

  On January 1, 1994, Dauphin adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. Management determined that the entire investment securities portfolio would be classified as available-for-sale. On January 1, 1994, this change resulted in an increase in investment securities of $64.7 million and an increase in stockholders' equity of $42.1 million, representing the after tax impact. On December 31, 1994, this accounting change resulted in a decrease in investment securities of $63.1 million and a decrease in stockholders' equity of $41.0 million, representing the after tax impact.

                             RESULTS OF OPERATIONS

SUMMARY

  Dauphin recorded net income of $70.0 million for 1994, compared with $67.9 million recorded in 1993. On a per common share basis, net income rose to $2.18 from $2.08 in 1993 and $1.89 in 1992. The 1994 results of operations represent the 23rd consecutive year that Dauphin has reported increased earnings per share.

                          DAUPHIN DEPOSIT CORPORATION

  Return on average total assets was 1.42% for 1994, compared with 1.40% for 1993 and 1.31% for 1992. Return on average equity, excluding the SFAS 115 adjustment, was 13.72% for 1994 compared with 14.06% for 1993 and 13.93% for 1992. Return on average stockholders' equity, including the SFAS 115 adjustment, was 13.81% for 1994.

  During 1994 average earning assets increased 1.9% to $4.6 billion and the net interest margin decreased from 4.21% to 4.17%. This growth in earning assets and the reduction in net interest margin resulted in an increase of $2.2 million or 1.2% in fully taxable equivalent net interest income.

  Dauphin continues to maintain a high quality loan portfolio. The percentage of non-performing assets, comprised of non-accrual loans, restructured loans and other real estate owned, represented .64% of year-end loans and other real estate owned, down from 1.07% at December 31, 1993. The allowance for loan losses was 1.41% of year-end loans at December 31, 1994 compared with 1.52% at December 31, 1993. Non-performing loans were covered 2.7 times by the allowance for loan losses. The allowance includes $1.7 million which is not allocated to any specific loan category. Because of this strong asset quality, the provision for loan losses was decreased by $2.6 million in 1994.

  Non-interest income, other than securities gains, increased $.8 million, or 1.4%. Increased income was the result of growth in fiduciary activities, increase in volume of merchant credit card processing and mortgage banking activities. Offsetting these increases was a decline in commission and fee income generated by Hopper Soliday & Co., Inc. (Hopper Soliday) and the 1993 non-recurring tax refund from a settlement with the Commonwealth of Pennsylvania.

  Non-interest expense items increased $2.8 million, or 2.1%. Contributing to this increase were normal salary adjustments and controlled additions to staffing levels and the addition of the results of Eastern Mortgage. Additionally, other non-interest expenses decreased due to reduced professional fees and other 1993 merger-related expenses.

NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid thereon. The amount of net interest income is affected by changes in interest rates, account balances, or volume, and the mix of earning assets and interest bearing liabilities.

                          DAUPHIN DEPOSIT CORPORATION
TABLE 1--AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (TAXABLE EQUIVALENT BASIS)

                                                        (DOLLARS IN THOUSANDS)
                                     1994                        1993                        1992
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            AVERAGE  AVERAGE            AVERAGE  AVERAGE            AVERAGE
                           BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
ASSETS
Short-term investments
 Interest bearing
  deposits..............  $    5,481 $    338  6.17%  $    5,764 $    219   3.80% $    3,998 $    179   4.48%
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      11,325      603  5.32       11,333      388   3.42      22,013      865   3.93
                          ---------- --------         ---------- --------         ---------- --------
 Total short-term
  investments...........      16,806      941  5.60       17,097      607   3.55      26,011    1,044   4.01
                          ---------- --------         ---------- --------         ---------- --------
Investment securities
 U.S. government and
  agency obligations....   1,436,724   87,820  6.11    1,519,457   94,740   6.24   1,383,179   98,182   7.10
 State and municipals...     407,287   38,826  9.53      372,129   37,902  10.19     371,345   37,732  10.16
 Other securities.......      98,965    6,537  6.61      147,600   10,455   7.08     199,799   15,722   7.87
                          ---------- --------         ---------- --------         ---------- --------
 Total investment
  securities............   1,942,976  133,183  6.85    2,039,186  143,097   7.02   1,954,323  151,636   7.76
                          ---------- --------         ---------- --------         ---------- --------
Assets held for sale,
 primarily mortgage
 loans..................      29,586    2,136  7.22       36,071    1,845   5.11      12,129      920   7.59
                          ---------- --------         ---------- --------         ---------- --------
Loans (1)
 Commercial.............   1,444,884  114,184  7.90    1,404,581  103,731   7.39   1,373,611  109,420   7.97
 Residential mortgages
  (2)...................     700,886   55,343  7.90      645,292   53,401   8.28     553,765   50,946   9.20
 Consumer (3)...........     504,780   40,463  8.02      409,664   37,511   9.16     472,598   47,865  10.13
                          ---------- --------         ---------- --------         ---------- --------
 Total loans............   2,650,550  209,990  7.92    2,459,537  194,643   7.91   2,399,974  208,231   8.68
                          ---------- --------         ---------- --------         ---------- --------
 Total earning assets...   4,639,918  346,250  7.46    4,551,891  340,192   7.47   4,392,437  361,831   8.24
                                     --------                    --------                    --------
Other assets............     301,091                     283,655                     283,263
                          ----------                  ----------                  ----------
 Total assets...........  $4,941,009           7.01%  $4,835,546            7.04% $4,675,700            7.74%
                          ==========           ====   ==========           =====  ==========           =====
LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest bearing
 deposits
 Demand deposits........  $  564,592    9,579  1.70%  $  530,503   13,010   2.45% $  475,026   15,338   3.23%
 Savings deposits.......   1,050,580   27,096  2.58    1,120,871   29,826   2.66   1,052,305   37,472   3.56
 Time deposits of
  $100,000 or more......     286,612   15,140  5.28      302,795   14,226   4.70     336,601   17,530   5.21
 Other time deposits....   1,196,905   62,072  5.19    1,222,214   65,536   5.36   1,396,324   86,904   6.22
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  deposits..............   3,098,689  113,887  3.68    3,176,383  122,598   3.86   3,260,256  157,244   4.82
Short-term borrowings...     778,906   32,056  4.12      646,187   19,436   3.01     482,979   17,048   3.53
Long-term debt..........      92,048    6,698  7.28       92,521    6,738   7.28      78,342    5,930   7.57
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  liabilities...........   3,969,643  152,641  3.85    3,915,091  148,772   3.80   3,821,577  180,222   4.72
                                     --------                    --------                    --------
Non-interest bearing
 demand deposits........     407,556                     392,129                     363,907
Other liabilities.......      56,598                      45,237                      51,969
Stockholders' equity....     507,212                     483,089                     438,247
                          ----------                  ----------                  ----------
 Total liabilities and
  stockholders' equity..  $4,941,009           3.09%  $4,835,546            3.08% $4,675,700            3.85%
                          ==========           ====   ==========           =====  ==========           =====
Interest rate spread....                       3.61%                        3.67%                       3.52%
Effect of non-interest
 bearing funds..........                        .56                          .54                         .61
                                               ----                        -----                       -----
Net interest
 income/margin..........             $193,609  4.17%             $191,420   4.21%            $181,609   4.13%
                                     ========  ====              ========  =====             ========  =====

- --------
(1) Includes fees on loans. Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

                          DAUPHIN DEPOSIT CORPORATION

  For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax exempt assets by increasing tax exempt income by an amount equivalent to the federal income taxes which would have been paid if this income were taxable at the federal statutory rate of 35% for 1994 and 1993 and 34% for 1992.

  Table 2 presents the net interest income on a fully taxable equivalent basis for each of the years in the three year period ended December 31, 1994.

TABLE 2--NET INTEREST INCOME

                                                            (IN THOUSANDS)
                                                        1994     1993     1992
                                                      -------- -------- --------
Total interest income................................ $331,107 $325,045 $346,981
Total interest expense...............................  152,641  148,772  180,222
                                                      -------- -------- --------
Net interest income..................................  178,466  176,273  166,759
Tax equivalent adjustment............................   15,143   15,147   14,850
                                                      -------- -------- --------
Net interest income (fully taxable equivalent)....... $193,609 $191,420 $181,609
                                                      ======== ======== ========

TABLE 3--RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                          (IN THOUSANDS)
                                1994/1993                   1993/1992
                         -------------------------  ---------------------------
                          CHANGE DUE TO              CHANGE DUE TO
                         ----------------   TOTAL   -----------------   TOTAL
                         VOLUME    RATE    CHANGE   VOLUME     RATE     CHANGE
                         -------  -------  -------  -------  --------  --------
(Taxable equivalent)
Interest income
  Short-term
   investments.......... $   (11) $   345  $   334  $  (307) $   (130) $   (437)
  Investment securities.  (4,938)  (4,976)  (9,914)   5,399   (13,938)   (8,539)
  Assets held for sale..    (377)     668      291    1,311      (386)      925
  Loans.................  16,015     (668)  15,347    5,325   (18,913)  (13,588)
                         -------  -------  -------  -------  --------  --------
    Total interest
     income.............  10,689   (4,631)   6,058   11,728   (33,367)  (21,639)
                         -------  -------  -------  -------  --------  --------
Interest expense
  Interest bearing
   deposits.............  (3,181)  (5,530)  (8,711)  (7,832)  (26,814)  (34,646)
  Short-term borrowings.   4,518    8,102   12,620    5,160    (2,772)    2,388
  Long-term borrowings..     (34)      (6)     (40)   1,040      (232)      808
                         -------  -------  -------  -------  --------  --------
    Total interest
     expense............   1,303    2,566    3,869   (1,632)  (29,818)  (31,450)
                         -------  -------  -------  -------  --------  --------
Net interest income..... $ 9,386  $(7,197) $ 2,189  $13,360  $ (3,549) $  9,811
                         =======  =======  =======  =======  ========  ========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

  Net interest income on a fully taxable equivalent basis totaled $193.6 million in 1994, an increase of $2.2 million or 1.1% from $191.4 million in 1993. Net interest income in 1993 was up 5.4% from $181.6 million in 1992.

  Table 1 presents average balances, taxable equivalent interest income and expense and average rates earned and paid for Dauphin's assets and liabilities. Table 3 analyzes the changes attributable to the volume and rate components of net interest income.

  During 1994 there was an increase in net interest income of $9.4 million due to changes in volume and a decrease of $7.2 million due to changes in rate. In 1993 there was an increase of $13.3 million due to changes in volume and a decrease of $3.5 million due to changes in rate.

                          DAUPHIN DEPOSIT CORPORATION

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

  As reflected in Table 4, average earning assets were $4.6 billion in 1994 and in 1993 and $4.4 billion in 1992. The interest rate spread for 1994 was 3.61% compared with 3.67% for 1993 and 3.52% for 1992. The net interest margin for 1994 was 4.17% compared with 4.21% for 1993 and 4.13% for 1992.

TABLE 4--INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

                                              (DOLLARS IN MILLIONS)
                                          1994          1993          1992
                                      ------------  ------------  ------------
                                      AVERAGE       AVERAGE       AVERAGE
                                      BALANCE RATE  BALANCE RATE  BALANCE RATE
                                      ------- ----  ------- ----  ------- ----
(Taxable equivalent)
Earning assets....................... $4,640  7.46% $4,552  7.47% $4,392  8.24%
                                      ======        ======        ======
Interest bearing liabilities......... $3,970  3.85  $3,915  3.80  $3,822  4.72
                                              ----          ----          ----
Interest rate spread.................         3.61          3.67          3.52
Interest free sources used to fund
 earning assets......................    670           637           570
                                      ------  ----  ------  ----  ------  ----
Total sources of funds............... $4,640  3.29  $4,552  3.26  $4,392  4.11
                                      ======  ----  ======  ----  ======  ----
Net interest margin..................         4.17%         4.21%         4.13%
                                              ====          ====          ====

  Interest rates rose during 1994. The average prime rate in 1994 was 7.17% compared with 6.00% in 1993. The average federal funds rate increased to 4.23% for 1994 compared with 3.02% for 1993. During 1994, compared with 1993, the average yield on earning assets decreased 1 basis point while the average cost of funds increased 5 basis points resulting in a decrease in the interest rate spread of 6 basis points. The yield on the investment portfolio decreased 17 basis points due to the reinvestment of maturities at significantly lower rates, when compared with the yield of the security maturing. Average loans, which represent the highest yielding earning assets, increased $191.0 million or 7.8% and produced a yield of 7.92% in 1994 compared with 7.91% in 1993. This slight increase was the result of a higher interest rate environment during 1994, somewhat offset by fee income which is included in interest income. The reduction of fees, due to lower refinancings in residential mortgages, reduced the yield by 2 basis points. Average loans represented 57.1% of the average earning assets for 1994. The cost of interest bearing deposits decreased to 3.68% in 1994 compared with 3.86% in 1993. Rates paid on interest bearing transaction accounts decreased in early 1994 and remained relatively flat throughout the year. Interest rates on time deposits have recently been rising. Consequently, depositors are shifting from transaction accounts to higher yielding time deposits, reversing the trend of the prior three years. The increase in the cost of short-term borrowings (111 basis points) was caused primarily by the rise in the federal funds rate. While the interest rate spread decreased 6 basis points, the increased value of non-interest bearing funds in a higher interest rate environment, resulted in only a 4 basis point decline in net interest margin.

  Interest rates fell during 1993. The average prime rate in 1993 was 6.00% compared with 6.25% in 1992. The average federal funds rate decreased to 3.02% for 1993 compared with 3.53% for 1992. During 1993, compared with 1992, the average yield on earning assets decreased 77 basis points while the average cost of funds decreased 92 basis points resulting in an increase in the interest rate spread of 15 basis points. The yield on the investment portfolio decreased 74 basis points due to the reinvestment of maturities at significantly lower rates. Average loans, which represent the highest yielding earning assets, increased $59.6 million or 2.5% and produced a yield of 7.91% in 1993 compared with 8.68% in 1992. This 77 basis point decrease in yield was

                          DAUPHIN DEPOSIT CORPORATION
caused by the decrease in the prime interest rate affecting variable rate loans, the amount of refinancings of fixed rate loans and the interest rates on consumer loans compared with 1992. Average loans represented 54.0% of the average earning assets for 1993. The cost of interest bearing deposits decreased to 3.80% in 1993 compared with 4.72% in 1992. The overall interest rates offered on these deposits continued to decline during 1993. Additionally, the mix of these deposits continued to change significantly as depositors allowed longer term certificates of deposit to mature and decided to reinvest these proceeds into shorter term instruments. The decrease in the cost of short-term borrowings (52 basis points) was caused primarily by the decline in the federal funds rate. The increase in the interest rate spread, adjusted by the decline in the value of non interest bearing deposits in a lower interest rate environment, negatively affected the increase in the net interest margin.

  Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in eighteen (18) month variable interest rate products with a minimum interest rate of 10% as discussed herein under "Deposits". If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have decreased by 24 basis points, 21 basis points and 15 basis points for 1994, 1993 and 1992, respectively.

PROVISION FOR LOAN LOSSES

  The provision for loan losses charged against earnings was $7.5 million in 1994 compared with $10.1 million in 1993, a decrease of 26.1%. This decrease was mainly due to the improved asset quality of the loan portfolio. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate.

  Management takes an aggressive approach to charging off loans partly due to its analysis of the general economic outlook. This does not necessarily indicate a decline in the asset quality of the loan portfolio.

  Several improvements were seen in certain measures of loan portfolio performance. The ratio of net charge-offs to average loans decreased to .24% in 1994 from .29% in 1993 and the level of non-accruing loans and restructured loans decreased to $15.2 million (.53% of year-end loans) at December 31, 1994 from $24.8 million (.96% of year-end loans) at December 31, 1993.

NON-INTEREST INCOME

  Total non-interest income increased $.9 million or 1.5% in 1994 compared with an increase of $4.4 million or 7.8% in 1993. Excluding gains on investment securities, the 1994 increase was $.8 million or 1.4% compared with an increase of $5.1 million or 9.9% for 1993.

  Income from fiduciary activities increased $1.1 million or 7.4% in 1994. Revenue in 1994 increased in the areas of employee benefits and personal trust. The increase of $.3 million or 1.7% in 1993 was negatively impacted by a decline in trust income fees as interest rates fell during 1993. Estate fees also declined in 1993 when compared to 1992.

  Service charges on deposit accounts decreased $1.0 million or 8.1% during 1994. In 1993, an increase of $1.1 million or 9.2% was realized. Management continuously monitors the fee structure and makes changes where appropriate. The 1994 decrease was primarily due to a lower number of fees assessed for services in 1994.

                          DAUPHIN DEPOSIT CORPORATION

  Other service charges and fees increased $2.1 million or 23.4% in 1994 compared with an increase of $1.1 million or 14.0% in 1993. The increase for 1994 and 1993 was due to increases in volume of merchant credit card processing and other fees relating to increased volume in consumer lending.

  Broker/dealer commissions and fees represent the income generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. Gross income decreased 26.8% primarily as a result of a 35% decrease in volume of bond issues underwritten. The national decrease of bond issues underwritten was 44%.

  The mortgage banking subsidiary, Eastern Mortgage, was purchased as of July 1, 1994. The increase of $5.1 million in mortgage banking income is due to the acquisition of a full service mortgage banking operation for six months. Prior year's income includes a limited mortgage banking operation within other subsidiaries.

  Securities gains totaled $3.3 million in 1994 as compared with $3.2 million in 1993 and $4.0 million in 1992. The sale of debt securities generated $2.4 million in net gains for 1994. The sale of equity securities generated $.9 million in net gains. During 1993 the sale of debt securities generated $1.5 million in net gains compared with $1.7 million in net gains from equity securities transactions.

  Other non-interest income decreased $3.7 million for 1994 compared with 1993. In 1993, compared with 1992, other non-interest income increased $3.1 million. In December 1993, a settlement with the Commonwealth of Pennsylvania was entered into which resulted in a refund of $3.6 million in previously paid Bank Shares Tax plus interest. This non-recurring refund was the result of litigation contesting the Commonwealth's ability to tax United States Obligations.

TABLE 5--NON-INTEREST INCOME

                                       (DOLLARS IN THOUSANDS)
                               1994/1993                  1993/1992
                         ----------------------  ------------------------------
                                   INCREASE                INCREASE
                                  (DECREASE)              (DECREASE)
                                 --------------          -------------
                          1994   AMOUNT     %     1993   AMOUNT    %     1992
                         ------- -------  -----  ------- ------  -----  -------
Fiduciary activities.... $16,363 $ 1,126    7.4% $15,237 $  258    1.7% $14,979
Service charges on
 deposit accounts.......  11,598  (1,028)  (8.1)  12,626  1,064    9.2   11,562
Other service charges
 and fees...............  11,272   2,134   23.4    9,138  1,124   14.0    8,014
Broker/dealer
 commissions and fees...   7,783  (2,851) (26.8)  10,634   (613)  (5.5)  11,247
Mortgage banking........   7,462   5,131  220.1    2,331    214   10.1    2,117
Securities gains, net...   3,304      78    2.4    3,226   (738) (18.6)   3,964
Other...................   3,165  (3,694) (53.9)   6,859  3,059   80.5    3,800
                         ------- -------         ------- ------         -------
  Total................. $60,947 $   896    1.5% $60,051 $4,368    7.8% $55,683
                         ======= =======  =====  ======= ======  =====  =======

NON-INTEREST EXPENSE

  Non-interest expense increased $2.8 million or 2.1% in 1994 compared with an increase of $5.0 million or 3.8% in 1993. Without including the expenses of Hopper Soliday and Eastern Mortgage, a decrease of $5.0 million or 4.0% was realized in 1994 compared with an increase of $5.3 million or 4.4% for 1993.

  Salaries and employee benefits increased 5.8% in 1994 and 1.3% in 1993. The $6.3 million increase for 1994 was, for the most part, due to the addition of Eastern Mortgage, which was partially offset by a $1.8 million decrease in Hopper Soliday's salaries and employee benefits due to the decreased commission and fee income produced. Without Hopper Soliday and Eastern Mortgage, salaries and employee benefits decreased $.5 million

                          DAUPHIN DEPOSIT CORPORATION
or .9% for 1994 compared with 1993. For 1993, compared with 1992, the increase was $1.1 million or 1.8%. Included in 1993 results is the impact of adopting SFAS 112 which amounted to an incremental cost of $.5 million. As explained in more detail in Note 14 of the Notes to Consolidated Financial Statements, SFAS 112 changed the practice of accounting for postemployment benefits from a pay-as-you-go basis to an accrual basis. Full-time equivalent employees increased 8.1% to 2,300 at December 31, 1994 compared with 2,127 at year-end 1993. The addition of Eastern Mortgage increased full-time employees by 318. The ratio of average assets (millions) per average full-time equivalent employees was $2.31 for 1994 compared with $2.27 for 1993.

  All other non-interest expense items decreased $1.2 million or 1.7% in 1994 and increased $4.1 million or 6.5% in 1993. Without the effect of Hopper Soliday and Eastern Mortgage, the decrease would have been $4.5 million or 6.9% for 1994 and an increase of $4.1 million or .3% for 1993. The decrease for 1994 was primarily the result of decreases in professional fees, other merger related activities and the consolidation of Valley Bancorp., Inc. The increase in 1993 included $.5 million in merger expenses in connection with the acquisition of Valley Bancorp., Inc. along with increases in insurance, occupancy expenses, professional fees, computer processing, purchased software costs, merchant processing interchange expense and advertising expense. Increases in computer processing and purchased software costs are, in most cases, brought about by increases in volume of transactions and the acquisition of new software and hardware for future growth and expansion.

  During 1989 Congress passed legislation (The Financial Institutions Reform, Recovery and Enforcement Act of 1989) to provide a workable solution to the financial problems of the financial services industry. The direct effect of this legislation on the banking industry was to substantially increase both the expense and burden of regulation and the assessment banks pay to the FDIC, the entity which insures a bank's depositors of their funds deposited with a bank. During 1993 a risk-based assessment was established which required banks to pay an assessment rate based on the combination of its capital and supervisory condition. Recently, proposals have been made that, after the Bank Insurance Fund reaches 1.25% of all insured deposits, could result in significant reductions in Dauphin's deposit insurance.

TABLE 6--NON-INTEREST EXPENSE

                                       (DOLLARS IN THOUSANDS)
                               1994/1993                  1993/1992
                          ---------------------  ------------------------------
                                    INCREASE               INCREASE
                                   (DECREASE)             (DECREASE)
                                   ------------           -----------
                            1994   AMOUNT   %      1993   AMOUNT   %     1992
                          -------- ------  ----  -------- ------  ---  --------
Salaries and employee
 benefits................ $ 72,556 $3,987   5.8% $ 68,569 $  859  1.3% $ 67,710
Net occupancy expense....    8,990    518   6.1     8,472    479  6.0     7,993
Furniture and equipment
 expense.................    9,567    348   3.8     9,219    765  9.0     8,454
Deposit insurance........    7,909   (194) (2.4)    8,103    (55) (.7)    8,158
Other....................   40,096 (1,822) (4.3)   41,918  2,925  7.5    38,993
                          -------- ------        -------- ------       --------
  Total.................. $139,118 $2,837   2.1% $136,281 $4,973  3.8% $131,308
                          ======== ======  ====  ======== ======  ===  ========

PROVISION FOR INCOME TAXES

  Income tax expense amounted to $22.8 million in 1994 as compared with $22.0 million in 1993 and $18.5 million in 1992. Dauphin's effective tax rate for 1994 was 24.5% compared with 24.5% in 1993 and 23.2% in 1992. In 1992 Dauphin adopted the provisions of SFAS 109 (see Note 1 of the Notes to Consolidated Financial Statements) and elected to restate prior years financial statements. In connection with this adoption, net income for the year 1992 was increased by $.5 million. Additionally, during 1993 new tax legislation was enacted retroactive to January 1, 1993. The immediate impact, among other things, was to increase the corporate tax rate from 34% to 35%. This increased rate resulted in additional income tax expense of $.3 million for 1993. For a more comprehensive analysis of income tax expense, refer to Note 13 of the Notes to Consolidated Financial Statements.

                          DAUPHIN DEPOSIT CORPORATION

                              FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

  Dauphin's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 7 indicates how Dauphin has managed these elements. Average funding uses increased $88.0 million or 1.9% in 1994 as compared with an increase of $159.5 million or 3.6% in 1993.

TABLE 7--SOURCES AND USES OF FUNDS

                                              (DOLLARS IN THOUSANDS)
                                    1994                         1993                  1992
                         ---------------------------  ----------------------------  ----------
                                       INCREASE                      INCREASE
                                      (DECREASE)                    (DECREASE)
                          AVERAGE   ----------------   AVERAGE   -----------------   AVERAGE
                          BALANCE    AMOUNT      %     BALANCE    AMOUNT      %      BALANCE
                         ---------- ---------  -----  ---------- ---------  ------  ----------
Funding uses:
  Short-term
   investments.......... $   16,806 $    (291) (1.7)% $   17,097 $  (8,914) (34.3)% $   26,011
  Taxable investment
   securities...........  1,535,689  (131,368)  (7.9)  1,667,057    84,079     5.3   1,582,978
  Tax exempt investment
   securities...........    407,287    35,158    9.4     372,129       784      .2     371,345
  Assets held for sale..     29,586    (6,485) (18.0)     36,071    23,942   197.4      12,129
  Loans.................  2,650,550   191,013    7.8   2,459,537    59,563     2.5   2,399,974
                         ---------- ---------         ---------- ---------          ----------
    Total uses.......... $4,639,918 $  88,027    1.9% $4,551,891 $ 159,454     3.6% $4,392,437
                         ========== =========  =====  ========== =========  ======  ==========
Funding sources:
  Interest bearing
   demand deposits...... $  564,592 $  34,089    6.4% $  530,503 $  55,477    11.7% $  475,026
  Savings deposits......  1,050,580   (70,291)  (6.3)  1,120,871    68,566     6.5   1,052,305
  Time deposits.........  1,483,517   (41,492)  (2.7)  1,525,009  (207,916)  (12.0)  1,732,925
  Short-term borrowings.    778,906   132,719   20.5     646,187   163,208    33.8     482,979
  Long-term borrowings..     92,048      (473)   (.5)     92,521    14,179    18.1      78,342
  Non-interest bearing
   funds (net)(1).......    670,275    33,475    5.3     636,800    65,940    11.6     570,860
                         ---------- ---------         ---------- ---------          ----------
    Total sources....... $4,639,918 $  88,027    1.9% $4,551,891 $ 159,454     3.6% $4,392,437
                         ========== =========  =====  ========== =========  ======  ==========

- --------
(1) Non-interest bearing liabilities and stockholders' equity less non-interest bearing assets.

INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

  Average short-term investments and investment securities, in the aggregate, decreased $96.5 million or 4.7% during 1994 compared with an increase of $75.9 million or 3.8% during 1993. During 1994 loan growth exceeded the funding source of both deposits and short-term borrowings and the investment portfolio maturities were allocated for loan growth. During 1993 funds provided from increases in deposits and short-term borrowings exceeded the increase in the loan portfolio.

  The balances maintained for short-term investments and investment securities are, for the most part, supported by short-term deposits such as money market and NOW accounts, short-term borrowings and time deposits. As reflected in Table 8, the average maturity of the investment portfolio was 8.5 years at year-end 1994. Included in the portfolio are state and municipal securities and mortgage-backed securities that have a longer-term maturity but are sometimes either called before maturity or have repricing characteristics that occur before final maturity. The average life to call or repricing of the portfolio was 1.8 years at December 31, 1994.

  Dauphin had no investments in any foreign country that aggregated more than 1% of assets at December 31, 1994, 1993 or 1992.

                          DAUPHIN DEPOSIT CORPORATION

  At December 31, 1994, net unrealized losses in the portfolio were $63.1 million consisting of gross unrealized gains of $11.2 million and gross unrealized losses of $74.3 million. Dauphin adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Management determined that the entire investment securities portfolio would be classified as available-for-sale. The impact of this change on January 1, 1994 resulted in an increase in investment securities of $64.7 million and an increase in stockholders' equity of $42.1 million, representing the after tax impact. The impact of this change on December 31, 1994 resulted in a decrease in investment securities of $63.1 million and a decrease in stockholders' equity of $41.0 million, representing the after tax impact.

TABLE 8--ANALYSIS OF INVESTMENT SECURITIES

                                                (DOLLARS IN THOUSANDS)
                                                                                        TAXABLE
                           U.S.     FEDERAL     STATE &    OTHER                       EQUIVALENT
                         TREASURY   AGENCIES   MUNICIPAL   BONDS    STOCKS    TOTAL      YIELD
                         --------  ----------  ---------  --------  ------- ---------- ----------
DECEMBER 31, 1994
Maturity-amortized cost
 basis
  Within one year....... $ 84,158  $   15,487  $  5,514   $ 55,069  $       $  160,228    6.04%
  One to five years.....  150,793     225,914    31,597     24,493             432,797    6.41%
  Five to ten years.....   16,842     227,642    64,984        370             309,838    7.40%
  Over ten years........              664,204   266,966                        931,170    7.55%
  No set maturity.......                                             12,903     12,903
                         --------  ----------  --------   --------  ------- ----------
Amortized cost.......... $251,793  $1,133,247  $369,061   $ 79,932  $12,903 $1,846,936
                         ========  ==========  ========   ========  ======= ==========
Fair value.............. $247,191  $1,077,822  $366,712   $ 79,179  $12,899 $1,783,803
Taxable equivalent
 yield..................     5.60%       6.60%     9.83%      6.83%
Average maturity........                                                     8.5 years
DECEMBER 31, 1993
Book value.............. $264,318  $1,263,299  $406,241   $ 93,592  $13,754 $2,041,204
DECEMBER 31, 1992
Book value.............. $316,032  $1,189,758  $367,491   $167,531  $15,297 $2,056,109

LOANS

  Average loans increased $191.0 million or 7.8% during 1994 compared with an increase of $60.0 million or 2.5% in 1993. Loan demand continued to improve in 1994, primarily in the area of consumer loans.

  The economy in our market area is diversified and has been relatively stable. This affords Dauphin the opportunity to select quality commercial credits and stabilizes our consumer business.

  Loan balances during 1994 were influenced by the improving economy and, as a result, balances in both the commercial and consumer areas increased. Additionally, as interest rates increased, many residential mortgages were originated into lower adjustable rate products. Dauphin continues to sell fixed rate mortgages in the secondary market in order to avoid taking interest rate risk.

                          DAUPHIN DEPOSIT CORPORATION

  Dauphin's policy is to make the vast majority of its loans and commitments in the market area it serves. This tends to reduce risk and gives Dauphin the opportunity to deliver its many products to the same customer base. Dauphin had no foreign loans in its portfolio at December 31, 1994.

TABLE 9--LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                              (IN THOUSANDS)
                                               DECEMBER 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
Commercial, financial
 and agricultural:
  Commercial secured by
   real estate..........  $  466,657  $  433,055  $  435,899  $  466,241  $  490,742
  Agricultural..........      34,960      40,748      38,306      31,709      32,616
  Other.................     680,113     665,514     641,161     650,969     577,207
Real estate, construc-
 tion...................     183,673     184,523     138,023     136,037     110,654
Real estate, residential
 (1)....................     913,445     804,205     786,396     757,284     730,590
Consumer................     483,889     431,420     360,893     347,619     343,885
Lease financing.........     101,919      30,488      15,409      16,760      20,329
Unamortized net loan
 fees...................      (3,523)     (3,868)     (4,315)     (3,841)     (3,938)
                          ----------  ----------  ----------  ----------  ----------
    Total...............  $2,861,133  $2,586,085  $2,411,772  $2,402,778  $2,302,085
                          ==========  ==========  ==========  ==========  ==========

- --------
(1) Includes home equity loans

TABLE 10--LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                   (IN THOUSANDS)
                                                 DECEMBER 31, 1994
                                     ------------------------------------------
                                     ONE YEAR ONE THROUGH    OVER
                                     OR LESS  FIVE YEARS  FIVE YEARS   TOTAL
                                     -------- ----------- ---------- ----------
Commercial, financial and agricul-
 tural.............................. $406,214  $290,567    $484,949  $1,181,730
Real estate, construction...........   42,950    17,778     122,945     183,673
                                     --------  --------    --------  ----------
  Total............................. $449,164  $308,345    $607,894  $1,365,403
                                     ========  ========    ========  ==========
Loans with predetermined interest
 rate............................... $ 51,210  $133,154    $358,813  $  543,177
Loans with variable interest rate...  397,954   175,191     249,081     822,226
                                     --------  --------    --------  ----------
  Total............................. $449,164  $308,345    $607,894  $1,365,403
                                     ========  ========    ========  ==========

- --------
(1) Excludes residential mortgages, consumer loans and lease financing

DEPOSITS

  Average deposits, including non-interest bearing demand deposits, decreased $62.3 million or 1.7% during 1994 compared with a decrease of $55.7 million or 1.5% in 1993. Dauphin's subsidiary bank, like many other commercial banks, has experienced slow deposit growth as the competition for depositors' funds has become more intense. Competition for deposits has come from other commercial banks, thrift institutions, credit unions, brokerage houses and mutual funds. Deposit growth is also affected by the movement of interest rates. Rates paid on interest bearing transaction accounts decreased in early 1994. Rates paid on time deposits have been increasing due to rising interest rates. Depositors appear to be shifting from transaction accounts to time deposits, reversing the trend of the prior three years. Included in interest bearing deposits are certain individual retirement accounts (IRA) totaling $173.5 million which are invested in 18 month variable interest rate products with a minimum interest rate of 10%. During 1993, Dauphin charged a service fee on these products, and initiated the process to discontinue the products in accordance with the terms of the IRA contract. In furtherance of its right to terminate this investment product, Dauphin commenced a legal action for a

                          DAUPHIN DEPOSIT CORPORATION
declaratory judgment in 1994 seeking a judicial determination from the Court permitting Dauphin to discontinue the 18 month variable rate investment product at issue and/or to charge an annual maintenance fee and an additional fee on rollovers or transfers into the IRA accounts. Dauphin's right to terminate the variable rate investment product and to charge a service fee is in dispute and is being challenged by the holders of the IRA accounts in question. It is management's opinion that continuation of the 18 month variable rate investment product is not in the best interests of Dauphin. Management intends to vigorously assert its legal right to discontinue the 18 month variable rate investment product. Also during 1994 and 1993 average time deposits decreased $41.5 million and $207.9 million, respectively. This funding source was replaced by lower costing overnight federal funds. Additionally, the growth of non-interest bearing deposits has been relatively slow in recent years. The percentage of average non-interest bearing demand deposits to average total deposits amounted to 11.6% in 1994, 11.0% for 1993 and 10.0% for 1992. Dauphin's banking subsidiary has remained interest rate competitive and has introduced new deposit products to maintain and attract deposits.

SHORT-TERM BORROWINGS

  Average short-term borrowings increased $132.7 million or 20.5% during 1994 compared with an increase of $163.2 million or 33.8% in 1993. Short-term borrowings are primarily represented by federal funds purchased and securities sold under agreements to repurchase. The level of short-term borrowings is dependent upon many items such as loan growth, deposit growth and the interest rates paid for these funds. As previously mentioned, a portion of the growth in 1994 and 1993 was the result of a need to replace the decrease in time deposits. The average cost of short-term borrowings decreased from 3.53% in 1992 to 3.01% in 1993 and increased to 4.12% in 1994.

NON-PERFORMING ASSETS

  Table 11 reflects Dauphin's non-performing assets for the five years ended December 31, 1994. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure or considered to be an in-substance foreclosure.

  Loan quality is maintained through diversification of risk, strict enforcement of credit control practices and continued monitoring of the loan portfolio.

  At December 31, 1994, Dauphin had no loan concentrations exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other industry specific conditions.

  Loans which are not included in non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-accrual or reduced rate in the future are estimated to total approximately $11.1 million at December 31, 1994 compared with $7.0 million at December 31, 1993.

  Federal regulatory authorities have defined "highly leveraged transactions" (HLT's) as a credit of $20 million or more which is extended in connection with an acquisition by, or a restructuring of, an organization, and the extension of credit results in "high leverage" or is made to an already highly leveraged organization. It is the policy of Dauphin to consider financing HLT's for its customers or for potential customers in its market

                          DAUPHIN DEPOSIT CORPORATION
area which usually involves the change of ownership from one generation of a family to the next, or from present owners to the existing management team. The amount of HLT's, as defined by the Federal regulatory authorities, was $8.2 million at December 31, 1994 and $7.2 at December 31, 1993 and represents Dauphin's portion of a shared national credit within its market area.

TABLE 11--NON-PERFORMING ASSETS

                                           (DOLLARS IN THOUSANDS)
                                                DECEMBER 31,
                                   -------------------------------------------
                                    1994     1993     1992     1991     1990
                                   -------  -------  -------  -------  -------
Non-accrual loans................. $ 9,569  $17,450  $18,945  $18,033  $15,611
Restructured loans................   5,599    7,352    6,327      194      202
                                   -------  -------  -------  -------  -------
    Total non-performing loans....  15,168   24,802   25,272   18,227   15,813
Other real estate owned...........   3,056    2,981    3,981    3,434    2,135
                                   -------  -------  -------  -------  -------
    Total non-performing assets... $18,224  $27,783  $29,253  $21,661  $17,948
                                   =======  =======  =======  =======  =======
Ratios:
  Non-performing loans to total
   loans..........................     .53%     .96%    1.05%     .76%     .69%
  Non-performing assets to total
   loans and other real estate
   owned..........................     .64     1.07     1.21      .90      .78
  Allowance for loan losses to
   non-performing loans...........  265.14   157.98   143.35   175.34   184.59
Loans past due 90 or more days as
 to interest or principal......... $ 5,149  $ 2,823  $ 5,409  $ 6,065  $ 7,605
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

TABLE 12--ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                     (DOLLARS IN THOUSANDS)
                                                          DECEMBER 31,
                         -------------------------------------------------------------------------------
                              1994            1993            1992            1991            1990
                         --------------- --------------- --------------- --------------- ---------------
                                 % GROSS         % GROSS         % GROSS         % GROSS         % GROSS
                         AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS
                         ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Commercial, financial
 and agricultural....... $27,469   41.3% $28,147   44.0% $18,596   46.2% $17,391   47.7% $13,523   47.7%
Real estate,
 construction...........   1,973    6.4    1,383    7.1    1,322    5.7    1,278    5.7    1,059    4.8
Real estate,
 residential............   3,711   31.9    1,286   31.1      956   32.5      698   31.5      775   31.7
Consumer................   4,800   16.9    4,314   16.7    2,595   14.9    3,351   14.4    3,376   14.9
Lease financing.........     581    3.5      457    1.1      154     .7      168     .7      203     .9
Unallocated.............   1,682           3,595          12,604           9,073          10,254
                         -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
  Total................. $40,216  100.0% $39,182  100.0% $36,227  100.0% $31,959  100.0% $29,190  100.0%
                         =======  =====  =======  =====  =======  =====  =======  =====  =======  =====

- --------
Gross loans represent loans before unamortized net loan fees.

                          DAUPHIN DEPOSIT CORPORATION

  Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

  Table 13 reflects an analysis of the allowance for loan losses for the past five years.

  The provision for loan losses of $7.5 million exceeded the net charge-offs of $6.4 million. The allowance for loan losses was increased from $39.2 million in 1993 to $40.2 million in 1994. The allowance for loan losses as a percentage of year-end loans was 1.41% at December 31, 1994 and 1.52% at December 31, 1993.

TABLE 13--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                          (DOLLARS IN THOUSANDS)
                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1994        1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------
Balance, beginning of
 period.................  $   39,182  $   36,227  $   31,959  $   29,190  $   26,134
Provision charged to op-
 erating expenses.......       7,494      10,141      11,627      10,836       9,801
Allowance of subsidiary
 sold...................        (101)
Loans charged off:
  Commercial, financial
   and agricultural.....       5,971       7,406       6,217       6,074       5,517
  Real estate, residen-
   tial.................         933         480         464         172         161
  Consumer..............       2,428       2,547       3,445       4,242       3,170
  Lease financing.......          68          88         129         190         284
                          ----------  ----------  ----------  ----------  ----------
    Total loans charged
     off................       9,400      10,521      10,255      10,678       9,132
                          ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial, financial
   and agricultural.....       1,368       2,132       1,330       1,369       1,541
  Real estate, residen-
   tial.................         533          26         245         103          85
  Consumer..............       1,121       1,152       1,303       1,084         746
  Lease financing.......          19          25          18          55          15
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       3,041       3,335       2,896       2,611       2,387
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........       6,359       7,186       7,359       8,067       6,745
                          ----------  ----------  ----------  ----------  ----------
Balance, end of period..  $   40,216  $   39,182  $   36,227  $   31,959  $   29,190
                          ==========  ==========  ==========  ==========  ==========
Total loans:
  Average...............  $2,650,550  $2,459,537  $2,399,974  $2,332,828  $2,260,421
  Year-end..............   2,861,133   2,586,085   2,411,772   2,402,778   2,302,085
Ratios:
 Net charge-offs to:
  Average loans.........         .24%        .29%        .31%        .35%        .30%
  Loans at year-end.....         .22         .28         .31         .34         .29
  Allowance for loan
   losses...............       15.81       18.34       20.31       25.24       23.11
  Provision for loan
   losses...............       84.85       70.86       63.29       74.45       68.82
 Allowance for loan
  losses to:
  Average loans.........        1.52        1.59        1.51        1.37        1.29
  Loans at year-end.....        1.41        1.52        1.50        1.33        1.27

                          DAUPHIN DEPOSIT CORPORATION

  In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" was issued. SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price, or the fair value of the collateral if the loan is collateral dependent. In October 1994, Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" was issued. SFAS 118 amended SFAS 114. SFAS 114 and SFAS 118 are effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. Dauphin will adopt SFAS 114 and SFAS 118 on January 1, 1995. Management does not believe the adoption will have a significant impact on its financial statements. On January 1, 1995 the balance of impaired loans was $17.4 million and the reserve on these loans was $3.9 million.

LIQUIDITY

  Liquidity management involves meeting the funds flow requirements of customers who may be either depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

  Liquidity from asset categories is provided primarily through investment securities with maturities of less than one year and short-term investments, such as deposits with other banks, federal funds sold and other short-term investments. Dauphin's asset liquidity position is strong because of the investment portfolio's maturity structure (Table 8), the amount of short-term investments, the funds provided by loan maturities (Table 10) and the funds available to Dauphin by established federal funds lines of credit. Additionally, in 1991 Dauphin Deposit Bank and Trust Company became a member of the Federal Home Loan Bank of Pittsburgh. This established credit arrangement provides the Bank with increased liquidity.

  The generation of deposit balances is the primary source of liquidity from liability categories. Total deposits decreased by $71.3 million or 2.0% from year-end 1993 to year-end 1994. As previously mentioned, this funding source was replaced by overnight federal funds. Table 14 reflects the change in the major classifications of deposits by comparing the year-end balances for the past three years and Table 15 reflects the maturity of large dollar deposits for the same periods. As shown in Table 16, federal funds purchased and other forms of short-term borrowings are also significant sources of liquidity. Dauphin continues to maintain diverse liability funding sources.

TABLE 14--DEPOSITS BY MAJOR CLASSIFICATION

                                                        (IN THOUSANDS)
                                                         DECEMBER 31,
                                               --------------------------------
                                                  1994       1993       1992
                                               ---------- ---------- ----------
Non-interest bearing deposits................. $  464,919 $  423,641 $  447,757
NOW accounts..................................    527,892    562,565    527,437
Savings deposits..............................    481,982    502,673    449,053
Money market deposit accounts.................    529,852    604,484    645,720
Time deposits.................................  1,239,462  1,192,437  1,308,618
Time deposits of $100,000 or more.............    270,777    300,335    313,624
                                               ---------- ---------- ----------
  Total....................................... $3,514,884 $3,586,135 $3,692,209
                                               ========== ========== ==========

                          DAUPHIN DEPOSIT CORPORATION

TABLE 15--MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
Three months or less................................ $162,820 $177,852 $177,456
Over three months through six months................   26,882   32,578   44,052
Over six months through twelve months...............   27,526   24,974   42,719
Over twelve months..................................   53,549   64,931   49,397
                                                     -------- -------- --------
  Total............................................. $270,777 $300,335 $313,624
                                                     ======== ======== ========

TABLE 16--SHORT-TERM BORROWINGS

                                                     (DOLLARS IN THOUSANDS)
                                                     1994      1993      1992
                                                   --------  --------  --------
Amount outstanding at year-end.................... $940,777  $680,386  $608,326
Average interest rate at year-end.................     5.88%     3.03%     2.99%
Maximum amount outstanding at any month-end....... $940,777  $765,169  $608,326
Average amount outstanding........................ $778,906  $646,187  $482,979
Weighted average interest rate....................     4.12%     3.01%     3.53%

CAPITAL RESOURCES

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding common stock. Available investments were used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During 1994, Dauphin repurchased 1,744,500 shares for $42.4 million.

  Total stockholders' equity decreased $39.4 million or 7.8% in 1994 compared with an increase of $44.0 million or 9.5% in 1993. The decrease for 1994 was primarily due to the repurchase of outstanding common stock throughout the year and the SFAS 115 valuation for net unrealized losses on investments available-for-sale. The increase for 1993 was, for the most part, retained earnings or internal capital generation. The ratio of average equity to average assets amounted to 10.27% for 1994, compared with 9.99% for 1993 and 9.37% for 1992. Internal capital generation is measured as the percent of return on average equity multiplied by the percent of earnings retained. The resulting internal capital generation percentage amounted to 7.9% for 1994 compared with 8.6% for 1993 and 8.3% for 1992.

  Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. Table 17 presents the capital ratios for Dauphin for the past three years calculated at year-end in accordance with these guidelines. At December 31, 1994, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well-capitalized".

                          DAUPHIN DEPOSIT CORPORATION

TABLE 17--CAPITAL RATIOS

                                                              DECEMBER 31,
                                                            -------------------
                                                            1994   1993   1992
                                                            -----  -----  -----
Risk-based capital
  Tier 1 ratio............................................. 13.82% 15.52% 14.89%
  Total capital ratio (tier 1 and tier 2).................. 14.92  17.24  16.90
Leverage ratio.............................................  9.65  10.16   9.58

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

  Table 18 presents an interest sensitivity analysis of Dauphin's assets and liabilities at December 31, 1994, for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 18 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 18 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 18--INTEREST SENSITIVITY ANALYSIS

                                           (DOLLARS IN THOUSANDS)
                                             DECEMBER 31, 1994
                          ------------------------------------------------------------
                                          INTEREST SENSITIVITY PERIOD
                          ------------------------------------------------------------
                             MONTH       QUARTER    SIX MONTHS    ANNUAL     5 YEARS
                          -----------  -----------  ----------  ----------  ----------
Earning assets:
  Short-term invest-
   ments................  $    15,040  $    15,040  $   15,040  $   15,040  $   15,040
  Investment securities.      398,057      493,806     688,479     907,318   1,688,692
  Assets held for sale..       46,222       46,222      46,222      46,222      46,222
  Loans.................    1,135,700    1,225,238   1,406,586   1,665,585   2,546,620
                          -----------  -----------  ----------  ----------  ----------
    Total...............  $ 1,595,019  $ 1,780,306  $2,156,327  $2,634,165  $4,296,574
                          ===========  ===========  ==========  ==========  ==========
Interest bearing liabil-
 ities:
  Deposits..............  $ 1,239,877  $ 1,430,524  $1,577,036  $1,741,955  $2,345,357
  Short-term borrowings.      890,777      940,777     940,777     940,777     940,777
  Long-term debt........           19           33      51,054      51,096      91,672
                          -----------  -----------  ----------  ----------  ----------
    Total...............  $ 2,130,673  $ 2,371,334  $2,568,867  $2,733,828  $3,377,806
                          ===========  ===========  ==========  ==========  ==========
  Interest sensitivity
   gap..................  $  (535,654) $  (591,028) $ (412,540) $  (99,663) $  918,768
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................          .75          .75         .84         .96        1.27
Regulatory presentation:
  Interest sensitivity
   gap..................  $(1,018,598) $(1,073,972) $ (895,484) $ (582,607) $  435,824
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................          .61          .62         .71         .82        1.11

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

                          DAUPHIN DEPOSIT CORPORATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

Dauphin Deposit Corporation and Subsidiaries
  Consolidated Balance Sheets...............................................  31
  Consolidated Statements of Income.........................................  32
  Consolidated Statements of Stockholders' Equity...........................  33
  Consolidated Statements of Cash Flows.....................................  34
  Notes to Consolidated Financial Statements................................  35
Independent Auditors' Report................................................  58

                  Dauphin Deposit Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                                           (IN THOUSANDS)
                                                           1994        1993
                                                        ----------  ----------
ASSETS
Cash and due from banks................................ $  202,911  $  151,845
                                                        ----------  ----------
Short-term investments
  Interest bearing deposits............................      3,738      13,573
  Federal funds sold and securities purchased under
   agreements to resell................................     11,302       2,950
                                                        ----------  ----------
    Total short-term investments.......................     15,040      16,523
                                                        ----------  ----------
Investment securities
 (Fair value $1,783,803 and $2,105,944, respectively...  1,783,803   2,041,204
Assets held for sale, primarily mortgage loans.........     46,222       9,203
Loans (net of unearned income).........................  2,861,133   2,586,085
Allowance for loan losses..............................    (40,216)    (39,182)
                                                        ----------  ----------
    Total net loans....................................  2,820,917   2,546,903
                                                        ----------  ----------
Bank premises and equipment............................     67,088      64,348
Other assets...........................................    134,371      86,829
                                                        ----------  ----------
    Total assets....................................... $5,070,352  $4,916,855
                                                        ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing................................. $  464,919  $  423,641
  Interest bearing.....................................  3,049,965   3,162,494
                                                        ----------  ----------
    Total deposits.....................................  3,514,884   3,586,135
                                                        ----------  ----------
Short-term borrowings
  Federal funds purchased and securities sold under
   agreements to repurchase............................    894,511     628,100
  U.S. Treasury tax and loan notes.....................     46,266      52,286
                                                        ----------  ----------
    Total short-term borrowings........................    940,777     680,386
                                                        ----------  ----------
Long-term debt.........................................     91,954      92,454
Accrued expenses and taxes.............................     56,088      51,805
                                                        ----------  ----------
    Total liabilities..................................  4,603,703   4,410,780
                                                        ----------  ----------
Stockholders' equity
  Preferred stock, $25 par value; 10,000,000 shares
   authorized but unissued Common stock, $5 par value;
   200,000,000 shares authorized, 32,641,614 issued of
   which 1,696,447 and 134,200 shares are held as
   treasury stock, respectively........................    163,208     163,208
  Surplus..............................................     11,770      11,213
  Retained earnings....................................    373,921     333,774
  Unrealized gains (losses) on securities available-
   for-sale, net of deferred taxes.....................    (41,036)
                                                        ----------  ----------
                                                           507,863     508,195
  Less: Treasury stock--at cost........................    (41,214)     (2,120)
                                                        ----------  ----------
    Total stockholders' equity.........................    466,649     506,075
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $5,070,352  $4,916,855
                                                        ==========  ==========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1994, 1993 and 1992

                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     1994            1993            1992
                                --------------- --------------- ---------------
Interest income
  Interest and fees on loans
   and leases..................        $207,648        $192,042        $205,305
  Interest and dividends on
   investment securities
    Taxable....................          96,797         107,195         116,048
    Exempt from federal income
     taxes.....................          23,602          23,373          23,678
  Interest on deposits.........             337             218             158
  Interest on assets held for
   sale........................           2,120           1,829             908
  Interest on federal funds
   sold and other short-term
   investments.................             603             388             884
                                --------------- --------------- ---------------
    Total interest income......         331,107         325,045         346,981
                                --------------- --------------- ---------------
Interest expense
  Interest on deposits
    Savings deposits...........          36,675          42,836          52,810
    Time deposits..............          62,072          65,536          86,904
    Time deposits in
     denominations of $100,000
     or more...................          15,140          14,226          17,530
                                --------------- --------------- ---------------
                                        113,887         122,598         157,244
  Interest on short-term
   borrowings..................          32,056          19,436          17,048
  Interest on long-term debt...           6,698           6,738           5,930
                                --------------- --------------- ---------------
    Total interest expense.....         152,641         148,772         180,222
                                --------------- --------------- ---------------
    Net interest income........         178,466         176,273         166,759
Provision for loan losses......           7,494          10,141          11,627
                                --------------- --------------- ---------------
    Net interest income after
     provision for loan losses.         170,972         166,132         155,132
                                --------------- --------------- ---------------
Non-interest income
  Fiduciary activities.........          16,363          15,237          14,979
  Service charges on deposit
   accounts....................          11,598          12,626          11,562
  Other service charges and
   fees........................          11,272           9,138           8,014
  Broker/dealer commissions and
   fees........................           7,783          10,634          11,247
  Mortgage banking.............           7,462           2,331           2,117
  Securities gains, net........           3,304           3,226           3,964
  Other........................           3,165           6,859           3,800
                                --------------- --------------- ---------------
    Total non-interest income..          60,947          60,051          55,683
                                --------------- --------------- ---------------
Non-interest expense
  Salaries and employee
   benefits....................          72,556          68,569          67,710
  Net occupancy expense........           8,990           8,472           7,993
  Furniture and equipment
   expense.....................           9,567           9,219           8,454
  Deposit insurance............           7,909           8,103           8,158
  Other........................          40,096          41,918          38,993
                                --------------- --------------- ---------------
    Total non-interest expense.         139,118         136,281         131,308
                                --------------- --------------- ---------------
Income before income taxes.....          92,801          89,902          79,507
Provision for income taxes.....          22,762          21,985          18,476
                                --------------- --------------- ---------------
Net income.....................        $ 70,039        $ 67,917        $ 61,031
                                =============== =============== ===============
Net income per share...........        $   2.18        $   2.08        $   1.89
Cash dividends declared per
 share.........................        $    .94        $    .83        $    .77
Weighted average number of
 shares outstanding............      32,169,734      32,636,150      32,240,583

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1994, 1993 and 1992

                                                            (DOLLARS IN THOUSANDS)
                                                                                          NET UNREALIZED
                             COMMON STOCK                           TREASURY STOCK        GAIN (LOSS) ON       TOTAL
                          -------------------           RETAINED  --------------------      SECURITIES     STOCKHOLDERS'
                            SHARES    AMOUNT  SURPLUS   EARNINGS    SHARES     AMOUNT   AVAILABLE-FOR-SALE    EQUITY
                          ---------- -------- --------  --------  ----------  --------  ------------------ -------------
BALANCE, DECEMBER 31,
 1991...................  17,563,874 $ 87,819 $ 82,765  $255,635    (548,400) $(16,525)      $               $409,694
Net income..............                                  61,031                                               61,031
Cash dividends declared
 By Dauphin.............                                 (22,091)                                             (22,091)
 By pooled bank prior to
  acquisition...........                                  (2,419)                                              (2,419)
Sale of treasury stock..                         1,587               350,000    11,007                         12,594
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                            11                31,949       926                            937
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (37)               19,825       504                            467
Sale of common stock by
 pooled bank prior to
 acquisition............       1,055        5       18                                                             23
Debentures converted to
 common stock...........      33,878      169      919                                                          1,088
Issuance of shares as a
 two-for-one stock
 split, including
 treasury stock shares..  14,998,164   74,991  (74,991)             (146,626)
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (44)               25,942       267                            223
Debentures converted to
 common stock...........      26,898      135      297                                                            432
Tax benefit of stock
 option transactions....                            95                                                             95
Reversal of unrealized
 loss on marketable
 equity securities......                                      37                                                   37
                          ---------- -------- --------  --------  ----------  --------                       --------
BALANCE, DECEMBER 31,
 1992...................  32,623,869  163,119   10,620   292,193    (267,310)   (3,821)                       462,111
Net income..............                                  67,917                                               67,917
Cash dividends declared
 By Dauphin.............                                 (24,802)                                             (24,802)
 By pooled bank prior to
  acquisition...........                                  (1,534)                                              (1,534)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                           314                76,579     1,122                          1,436
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                            (4)               53,418       536                            532
Debentures converted to
 common stock...........      17,745       89      203                 3,113        43                            335
Tax benefit of stock
 option transactions....                            80                                                             80
                          ---------- -------- --------  --------  ----------  --------       --------        --------
BALANCE, DECEMBER 31,
 1993...................  32,641,614  163,208   11,213   333,774    (134,200)   (2,120)                       506,075
Cumulative effect of
 adoption of SFAS 115,
 net of taxes...........                                                                       42,080          42,080
Net income..............                                  70,039                                               70,039
Cash dividends declared.                                 (29,892)                                             (29,892)
Acquisition of treasury
 stock..................                                          (1,744,500)  (42,413)                       (42,413)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                           419                70,340     1,068                          1,487
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (21)               24,409       317                            296
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           (26)               60,606     1,539                          1,513
Debentures converted to
 common stock...........                            37                26,898       395                            432
Change in net unrealized
 gain (loss) on
 investments available-
 for-sale, net of taxes.                                                                      (83,116)        (83,116)
Tax benefit of stock
 option transactions....                           148                                                            148
                          ---------- -------- --------  --------  ----------  --------       --------        --------
BALANCE, DECEMBER 31,
 1994...................  32,641,614 $163,208 $ 11,770  $373,921  (1,696,447) $(41,214)      $(41,036)       $466,649
                          ========== ======== ========  ========  ==========  ========       ========        ========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1994, 1993 and 1992

                                                 (IN THOUSANDS)
                                       1994       1993        1992
                                     ---------  ---------  -----------
Operating activities
  Net income........................ $  70,039  $  67,917  $    61,031
  Adjustments:
    Provision for loan losses.......     7,494     10,141       11,627
    Provision for depreciation,
     amortization and accretion.....     9,441     11,050        7,703
    Amortization of goodwill........     1,335        938          937
    Deferred income taxes...........    (3,994)      (784)      (2,117)
    Securities gains, net...........    (3,304)    (3,226)      (3,964)
    (Increase) decrease in interest
     receivable.....................    (2,222)     4,023        4,565
    Increase (decrease) in accrued
     expenses and taxes.............    (3,064)     1,612      (15,069)
    Capitalized interest on
     deposits.......................    44,108     45,770       48,090
    Amortization of purchased and
     excess mortgage servicing
     rights.........................     1,091        629          803
    Gain on sale of mortgages and
     loans held for sale............    (1,473)    (1,325)        (865)
    Loans originated for sale.......   247,445    107,746       89,318
    Sale of mortgage loans held for
     sale...........................  (224,445)  (114,054)     (92,665)
    Purchase of mortgage loans held
     for sale.......................   (22,995)
    Other, net......................    (6,351)   (21,685)     (10,369)
                                     ---------  ---------  -----------
      Net cash provided by operating
       activities...................   113,105    108,752       99,025
                                     ---------  ---------  -----------
Investing activities
  Proceeds from sales of investment
   securities.......................   201,395     48,978       88,073
  Proceeds from maturities of
   investment securities............   480,030    733,822      691,532
  Purchases of investment
   securities.......................  (481,357)  (758,783)  (1,015,798)
  Net (increase) decrease in assets
   held for sale, other than loans
   held for sale....................      (299)       732          711
  Net increase in loans.............  (330,366)  (165,771)     (11,112)
  Sale of residential mortgage and
   other consumer loans.............    52,544      4,876
  Net purchases of bank premises and
   equipment........................    (8,268)    (2,646)      (5,234)
  Net proceeds from sale of
   subsidiary, Farmers Savings Bank,
   FSB..............................       797
  Purchase of Eastern Mortgage
   Services, Inc....................   (21,038)
                                     ---------  ---------  -----------
      Net cash used by investing
       activities...................  (106,562)  (138,792)    (251,828)
                                     ---------  ---------  -----------
Financing activities
  Net increase (decrease) in deposit
   accounts.........................  (104,518)  (149,755)      32,587
  Net increase in short-term
   borrowings.......................   224,869     72,060      162,594
  Net increase (decrease) in long-
   term debt........................      (122)       (74)      50,200
  Issuance of common stock and
   treasury stock...................     3,281      1,968       14,244
  Acquisition of treasury stock.....   (42,413)
  Cash dividends paid...............   (29,024)   (25,406)     (23,290)
                                     ---------  ---------  -----------
      Net cash provided (used) by
       financing activities.........    52,073   (101,207)     236,335
                                     ---------  ---------  -----------
      Increase (decrease) in cash
       and cash equivalents.........    58,616   (131,247)      83,532
Cash and cash equivalents at
 beginning of period................   152,295    283,542      200,010
                                     ---------  ---------  -----------
Cash and cash equivalents at end of
 period............................. $ 210,911  $ 152,295  $   283,542
                                     =========  =========  ===========
Total interest paid................. $ 109,419  $ 107,225  $   141,972
Total income taxes paid.............    20,495     24,061       21,243
Schedule of non-cash investing and
 financing activities:
  Loans charged off.................     9,400     10,521       10,255
  Net loan transfers to other real
   estate owned.....................     4,563      1,574          992
  Conversion of convertible
   subordinated debentures..........       432        335        1,520

          See accompanying notes to consolidated financial statements.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992
1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Dauphin Deposit Corporation and subsidiaries (Dauphin), including its principal subsidiary, Dauphin Deposit Bank and Trust Company, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions (the Bank). All material intercompany balances and transactions have been eliminated in consolidation.

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

  Prior to January 1, 1994, investment debt securities were carried at cost adjusted for amortization of premiums and accretion of discounts. Debt securities were carried at cost since Dauphin had the ability and intent to hold securities to maturity. Marketable equity securities were carried at the lower of cost or market value. Unrealized losses on equity securities were reported as a reduction of investment securities and net of taxes as a reduction of stockholders' equity.

  Premiums and discounts are amortized and accreted over the term of the related securities using a method that approximates the interest method. Realized gains or losses on the sale of investment securities (determined by the specific identification method) are shown separately in the statements of income.

ASSETS HELD FOR SALE

  Assets held for sale consist of the securities inventory of Hopper Soliday & Co., Inc., Dauphin's broker/dealer subsidiary, and mortages held for sale, primarily the inventory of Eastern Mortgage Services, Inc. (Eastern Mortgage). The securities inventory is recorded at current quoted market value. The mortgages held for sale are carried at the lower of aggregate cost or estimated market value with unrealized losses recognized

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
through a provision included in other income. Gains and losses on the sale of mortgages held for sale are determined using the specific identification method.

LOANS

  Loans are carried at the principal amount outstanding, net of unearned income. Interest income is accounted for on an accrual basis. Interest income is not accrued when, in the opinion of management, its collectibility is doubtful. When a loan is designated as non-accrual, any accrued interest receivable is generally charged against current earnings. Non-accruing loans are returned to accruing status after at least six consecutive months of current performance. Lease income is recorded using the finance method which provides for a level rate of return on the investment outstanding.

  Loan fees and costs of loan origination are deferred and recognized over the life of the loan as a component of interest income. The amortization of deferred fees and costs is discontinued on non-accrual loans.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is a valuation reserve to absorb losses on loans which may become uncollectible. The provision for loan losses is management's estimate of the amount required to establish a reserve adequate to reflect risks in the loan portfolio of the Bank. Loan losses are charged directly against the allowance for loan losses, and recoveries on previously charged off loans are added to the allowance.

  Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

  In May 1993, Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" was issued. SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price, or the fair value of the collateral if the loan is collateral dependent. In October 1994, Statement of Financial Accounting Standards No. 118 (SFAS 118), Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" was issued. SFAS 118 has amended SFAS 114. SFAS 114 and SFAS 118 are effective for fiscal years beginning after December 15, 1994 and earlier adoption is permitted. Dauphin will adopt SFAS 114 and SFAS 118 on January 1, 1995. Management does not believe the adoption of SFAS 114 and SFAS 118 will have a significant impact on its financial statements.

BANK PREMISES AND EQUIPMENT

  Bank premises and equipment are stated at cost, including capitalized interest during construction, less accumulated depreciation and amortization. Bank premises and equipment under capitalized leases are recorded at the lower of the present value of minimum lease payments or the fair value of the leased assets determined at the inception of the lease term. Depreciation charged to operating expense, including amounts applicable to capitalized leases, is computed on the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes. Leasehold improvements are capitalized and amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs and minor improvements are charged to expense as incurred; significant renewals and betterments are capitalized.

OTHER ASSETS

  Goodwill is the excess of the purchase price over the fair value of net assets of entities acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets is $15.5 million and $4.9 million of goodwill at December 31, 1994 and 1993, respectively. Goodwill is being amortized using the straight-line method over periods not exceeding 15 years.

  Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing revenues as established by the federally sponsored secondary market makers. Upon the sale of mortgage loans, excess servicing fees are deferred and amortized over the estimated life of the related mortgages.

  Purchased mortgage servicing rights represent the cost of acquiring the right from third parties to service mortgage loans. Purchased mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. The amortization of purchased mortgage servicing rights is periodically evaluated in relation to estimated future net servicing revenues based on management's best estimate of remaining loan lives.

DERIVATIVES

  Dauphin's mortgage subsidiary, Eastern Mortgage, has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are primarily used to manage well-defined interest rate risks, as described in Note 16.

TRUST ASSETS

  Assets held by the Bank in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of the Bank. Income from fiduciary activities is recorded on an accrual basis.

BENEFIT PLANS

  Pension plan costs for Dauphin's defined benefit plans are accounted for in accordance with the requirements of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions". The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service lives.

  Dauphin adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", as of January 1, 1992, which established a new accounting principle for the cost of retiree health care and other postretirement benefits. Prior to 1992, Dauphin recognized these benefits on a cash basis.

  Dauphin adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1993. This standard establishes accounting requirements for employers who provide benefits to former or inactive employees after employment but before retirement. Prior to 1993, these costs were recognized on a cash basis.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

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

RECLASSIFICATIONS

  Certain reclassifications have been made for 1993 and 1992 due to pooling-of-interests. Certain other reclassifications have been made for comparability as reporting requirements have changed.

2--ACQUISITIONS AND DIVESTITURE

  On January 1, 1994, Dauphin acquired all the outstanding stock of Valley Bancorp., Inc. (Valley) in exchange for 2,600,643 shares of Dauphin's common stock, along with cash of $16,000 in lieu of fractional shares, consummating the merger announced in June 1993. At December 31, 1993 Valley had total assets, deposits and equity of $324,164,000, $285,310,000 and $33,948,000, respectively. Valley's principal subsidiary was Valley Bank and Trust Company. The acquisition was accounted for as a pooling-of-interests, and financial information for all prior periods presented has been restated to include the results of operations and financial position of Valley.

  On August 23, 1993 Dauphin entered into an agreement to sell 100% of the stock of Farmers Savings Bank, a Federal Savings Bank (Farmers Savings) for $797,000. The sale was subject to regulatory approval and was consummated on February 1, 1994. Farmers Savings had total assets of $12,678,000 at December 31, 1993. The sale of Farmers Savings did not have a material impact on the financial condition or results of operations for Dauphin in 1994.

  On July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc. (Eastern Mortgage), a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $21.0 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Eastern Mortgage from the date of acquisition are included with the results of Dauphin. The excess of the purchase price over the fair value of the net identifiable assets acquired of $11.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition is not material to the financial position and results of operations of Dauphin, and accordingly, pro forma information is deemed not necessary.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
3--RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS AND INVESTMENT SECURITIES

  The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these required reserve balances at December 31, 1994 and 1993 was approximately $78,522,000 and $76,529,000, respectively.

  The Bank is required to maintain an investment in Federal Home Bank of Pittsburgh stock of $12,652,000 which is included with equity securities.

4--INVESTMENT SECURITIES

  As discussed in Note 1, Dauphin adopted Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. The impact of this change at January 1, 1994 resulted in an increase in investment securities of $64,740,000 and an increase in stockholders' equity of $42,080,000, representing the after tax impact. The impact as of December 31, 1994 was a decrease in investment securities of $63,133,000 and a decrease in stockholders' equity of $41,036,000, representing the after tax impact.

  The amortized cost and fair value of investment securities are as follows:

                                                   (IN THOUSANDS)
                                                  DECEMBER 31, 1994
                                     -------------------------------------------
                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations......................  $  687,005  $   642    $(22,127) $  665,520
Obligations of states and political
 subdivisions......................     369,061    9,351     (11,700)    366,712
Debt securities issued by foreign
 governments.......................         900                   (4)        896
Corporate securities...............      79,032       79        (828)     78,283
Mortgage-backed securities.........     698,035    1,098     (39,640)    659,493
                                     ----------  -------    --------  ----------
  Total debt securities............   1,834,033   11,170     (74,299)  1,770,904
Equity securities..................      12,903                   (4)     12,899
                                     ----------  -------    --------  ----------
  Total investment securities......  $1,846,936  $11,170    $(74,303) $1,783,803
                                     ==========  =======    ========  ==========
                                                  DECEMBER 31, 1993
                                     -------------------------------------------
                                                  GROSS      GROSS
                                     AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                        COST      GAINS      LOSSES     VALUE
                                     ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations......................  $  732,721  $18,617    $   (341) $  750,997
Obligations of states and political
 subdivisions......................     406,241   29,268        (928)    434,581
Debt securities issued by foreign
 governments.......................       1,899       25          (4)      1,920
Corporate securities...............      83,336    2,657           0      85,993
Mortgage-backed securities.........     803,253   15,211        (443)    818,021
                                     ----------  -------    --------  ----------
  Total debt securities............   2,027,450   65,778      (1,716)  2,091,512
Equity securities..................      13,754      681          (3)     14,432
                                     ----------  -------    --------  ----------
  Total investment securities......  $2,041,204  $66,459    $ (1,719) $2,105,944
                                     ==========  =======    ========  ==========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
  The amortized cost and fair value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (IN THOUSANDS)
                                                            DECEMBER 31, 1994
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
     Due in one year or less............................. $  160,228 $  159,207
     Due after one year through five years...............    432,797    421,364
     Due after five years through ten years..............    276,008    270,858
     Due after ten years.................................    266,965    259,982
                                                          ---------- ----------
                                                           1,135,998  1,111,411
     Mortgage-backed securities..........................    698,035    659,493
                                                          ---------- ----------
       Total debt securities............................. $1,834,033 $1,770,904
                                                          ========== ==========

  Gains and losses from sales of investment securities are as follows:

                                                           (IN THOUSANDS)
                                                        1994     1993     1992
                                                      --------  -------  -------
Debt securities
  Gross gains........................................ $  3,366  $ 1,540  $ 2,915
  Gross losses.......................................   (1,007)      (6)
                                                      --------  -------  -------
    Total debt securities............................    2,359    1,534    2,915
Equity securities, net...............................      945    1,692    1,049
                                                      --------  -------  -------
    Total securities gains........................... $  3,304  $ 3,226  $ 3,964
                                                      ========  =======  =======

  Proceeds from sales of investment securities are as follows:

                                                           (IN THOUSANDS)
                                                        1994     1993     1992
                                                      --------  -------  -------
Debt securities...................................... $199,083  $43,742  $84,819
Equity securities....................................    2,312    5,236    3,254
                                                      --------  -------  -------
    Total proceeds................................... $201,395  $48,978  $88,073
                                                      ========  =======  =======

  Securities with a carrying value of $816,290,000 at December 31, 1994 and $853,935,000 at December 31, 1993 are pledged to secure public deposits and for other purposes as provided by law.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

5--LOANS

  The loan portfolio, net of unearned income, at December 31, 1994 and 1993 is as follows:

                                                            (IN THOUSANDS)
                                                            1994        1993
                                                         ----------  ----------
     Commercial, financial and agricultural:
       Commercial secured by real estate................ $  466,657  $  433,055
       Agricultural.....................................     34,960      40,748
       Other............................................    680,113     665,514
     Real estate, construction..........................    183,673     184,523
     Real estate, residential...........................    913,445     804,205
     Consumer...........................................    483,889     431,420
     Lease financing....................................    101,919      30,488
     Unamortized net loan fees..........................     (3,523)     (3,868)
                                                         ----------  ----------
         Total loans.................................... $2,861,133  $2,586,085
                                                         ==========  ==========

  The Bank has granted loans to officers, directors and their associates. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The aggregate dollar amount of these loans, which excludes aggegate loans totaling less than $60,000 to any one related party, is as follows:

                                                                  (IN THOUSANDS)
     Balance--January 1, 1994....................................    $ 64,999
     New loans...................................................     358,072
     Repayments..................................................    (362,256)
                                                                     --------
     Balance--December 31, 1994..................................    $ 60,815
                                                                     ========

  Included within the loan portfolio are loans on which the Bank has ceased the accrual of interest and restructured loans. Such loans amounted to $15,168,000 and $24,802,000 at December 31, 1994 and 1993, respectively. If interest income had been recorded on all such loans outstanding during the years 1994, 1993 and 1992, interest income would have been increased as shown in the following table:

                                                              (IN THOUSANDS)
                                                            1994   1993   1992
                                                           ------ ------ ------
     Interest income which would have been recorded under
      original terms.....................................  $1,187 $1,560 $2,184
     Interest income recorded during the period..........     477    700  1,210
                                                           ------ ------ ------
     Net impact on interest income.......................  $  710 $  860 $  974
                                                           ====== ====== ======

  The Bank does not have any significant commitments to lend additional funds on non-accrual or restructured loans at December 31, 1994.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

6--ALLOWANCE FOR LOAN LOSSES

  An analysis of the changes in the allowance for loan losses is as follows:

                                                           (IN THOUSANDS)
                                                        1994     1993    1992
                                                       -------  ------- -------
     Balance, beginning of year....................... $39,182  $36,227 $31,959
       Allowance of subsidiary sold...................    (101)
       Provision charged to operations................   7,494   10,141  11,627
       Recoveries on loans charged off................   3,041    3,335   2,896
                                                       -------  ------- -------
                                                        49,616   49,703  46,482
       Loans charged off..............................   9,400   10,521  10,255
                                                       -------  ------- -------
     Balance, end of year............................. $40,216  $39,182 $36,227
                                                       =======  ======= =======

7--BANK PREMISES AND EQUIPMENT

  A summary of bank premises and equipment at December 31, 1994 and 1993 is as follows:

                                                             (IN THOUSANDS)
                                                ESTIMATED
                                               USEFUL LIFE    1994      1993
                                              ------------- --------  --------
     Land....................................               $ 10,522  $ 10,532
     Bank premises........................... 5 to 40 years   72,862    69,564
     Leasehold improvements.................. 2 to 40 years    2,649     2,733
     Equipment............................... 3 to 10 years   48,530    42,278
                                                            --------  --------
                                                             134,563   125,107
     Accumulated depreciation and
      amortization...........................                (67,475)  (60,759)
                                                            --------  --------
         Total...............................               $ 67,088  $ 64,348
                                                            ========  ========

  Depreciation and amortization amounted to $6,834,000 for 1994, $6,495,000 for 1993 and $6,193,000 for 1992.

8--EXCESS AND PURCHASED MORTGAGE SERVICING RIGHTS

  Mortgage loans serviced for others are not included in the consolidated balance sheet. The outstanding balance of these loans at year-end and gains on the sale of servicing during the year are presented below:

                                      (IN THOUSANDS)
                                  1994      1993     1992
                               ---------- -------- --------
     Total loans serviced for
      others at year-end.....  $1,015,745 $219,572 $201,596
     Gains on sale of
      servicing..............       1,623       26       45

  An analysis of the activity of excess and purchased mortgage servicing rights for the year ended December 31, 1994 is as follows:

                                                               (IN THOUSANDS)
                                                            EXCESS AND PURCHASED
                                                              SERVICING RIGHTS
                                                            --------------------
     Balance--January 1, 1994..............................       $ 1,607
     Additions.............................................         9,981
     Amortization..........................................        (1,091)
                                                                  -------
     Balance--December 31, 1994............................       $10,497
                                                                  =======

  The balances and activities of excess and purchased mortgage servicing rights were not significant to the consolidated balance sheets or results of operations of Dauphin during 1993 and 1992.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

9--TIME CERTIFICATES OF DEPOSIT

  Time certificates of deposit of $100,000 or more at December 31, 1994 and 1993 amounted to $270,777,000 and $300,335,000, respectively.

10--SHORT-TERM BORROWINGS

  Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally mature within one to ninety days from the transaction date.

  A summary of aggregate short-term borrowings is as follows for the years ended December 31, 1994, 1993 and 1992:

                                                     (DOLLARS IN THOUSANDS)
                                                     1994      1993      1992
                                                   --------  --------  --------
   Amount outstanding at year-end................. $940,777  $680,386  $608,326
   Average interest rate at year-end..............     5.88%     3.03%     2.99%
   Maximum amount outstanding at any month-end.... $940,777  $765,169  $608,326
   Average amount outstanding..................... $778,906  $646,187  $482,979
   Weighted average interest rate.................     4.12%     3.01%     3.53%

  The securities that serve as collateral for the securities sold under agreements to repurchase are under Dauphin's control.

  The Bank has approved federal funds lines of credit that amounted to approximately $2,814,000,000 at December 31, 1994.

11--LONG-TERM DEBT

  The following is a summary of long-term debt at December 31, 1994 and 1993:

                                                                (IN THOUSANDS)
                                                                 1994    1993
                                                                ------- -------
   Dauphin Deposit Corporation
    8.70% Senior Notes due 1996................................ $35,000 $35,000
    9% Convertible Subordinated Debentures due June 1999,
     convertible into common stock at $16.06 per share.........   5,213   5,645
   Dauphin Deposit Bank and Trust Company
    Advances from The Federal Home Loan Bank of Pittsburgh.....  51,000  51,000
   Other Subsidiary
    Variable rate mortgage (5 13/16% at December 31, 1994)
     (collateralized by bank premises).........................     270     306
                                                                ------- -------
                                                                 91,483  91,951
   Obligations under capitalized lease.........................     471     503
                                                                ------- -------
     Total..................................................... $91,954 $92,454
                                                                ======= =======

  In November 1986, Dauphin issued $35,000,000, 8.70% Senior Notes due 1996 at par. These Senior Notes are not subordinated in right of payment to any other unsecured indebtedness of Dauphin.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  Advances from The Federal Home Loan Bank of Pittsburgh consists of two advances with interest rates ranging from 5.89% to 6.17% and mature in 1995. These advances are subject to restrictions and penalties if repaid prior to maturity and are collateralized by qualifying investments.

  Aggregate long-term debt maturities, for each of the next five years are as follows:

  1995--$51,096,000; 1996--$35,094,000; 1997--$105,000; 1998--$84,000; 1999--
  $5,293,000

  At December 31, 1994, Dauphin and its subsidiaries had unused lines of credit totaling approximately $3,000,000 with a non-affiliated bank.

12--RESTRICTION ON PAYMENT OF DIVIDENDS

  Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Dauphin in the form of cash dividends. Dauphin Deposit Corporation and the Bank are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. The requirement is to have a minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Bank may not pay dividends to Dauphin, which would allow these risk-based capital ratios to fall below the minimum capital requirements.

13--INCOME TAXES

  The provision for income taxes, consisting primarily of Federal income taxes, for the years 1994, 1993 and 1992, consists of the following:

                                                          (IN THOUSANDS)
                                                       1994     1993     1992
                                                      -------  -------  -------
   Current taxes..................................... $18,768  $22,798  $20,593
   Deferred taxes (credits)..........................   3,994     (813)  (2,117)
                                                      -------  -------  -------
       Total......................................... $22,762  $21,985  $18,476
                                                      =======  =======  =======

  A reconciliation between the effective income tax rate and the statutory rate follows:

                                                          (IN THOUSANDS)
                                                       1994     1993     1992
                                                      -------  -------  -------
   Statutory Federal income tax rate.................    35.0%    35.0%    34.0%
   Tax exempt income.................................   (10.5)   (10.8)   (12.2)
   Other, net........................................               .3      1.4
                                                      -------  -------  -------
   Effective income tax rate.........................    24.5%    24.5%    23.2%
                                                      =======  =======  =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994, 1993 and 1992 are as follows:

                                                         (IN THOUSANDS)
                                                      1994     1993     1992
                                                    --------  -------  -------
   Deferred tax assets:
     Gross unrealized losses on investment
      securities................................... $ 22,096  $        $
     Allowance for loan losses.....................   13,904   13,298   11,754
     Deferred loan fees and costs..................      468    1,409    1,568
     Purchase accounting adjustments to loans......      492      975    1,421
     Employee benefit programs.....................    1,861    1,180      513
     Other.........................................    1,473    1,691      903
                                                    --------  -------  -------
       Total gross deferred tax assets.............   40,294   18,553   16,159
                                                    --------  -------  -------
   Deferred tax liabilities:
     Depreciation..................................   (3,007)  (3,194)  (3,224)
     Investment securities discount................     (376)    (283)    (155)
     Lease financing transactions..................   (6,338)  (3,074)  (2,898)
     Prepaid pension...............................     (978)    (914)    (935)
     Mortgage servicing rights.....................   (3,608)    (428)    (563)
     Prepaid expenses..............................   (2,118)    (823)
     Other.........................................     (681)    (575)    (486)
                                                    --------  -------  -------
       Total gross deferred tax liabilities........  (17,106)  (9,291)  (8,261)
                                                    --------  -------  -------
       Net deferred tax asset...................... $ 23,188  $ 9,262  $ 7,898
                                                    ========  =======  =======

  Included in the table above is the recognition of certain temporary differences for which no deferred tax expense or benefit was recognized in the consolidated statements of income. Such items include unrealized gain and losses on certain investments in debt and equity securities accounted for under SFAS 115 and book and tax basis differences relating to business combinations accounted for under the purchase method of accounting.

  Management is of the opinion that it is more likely than not that the deferred tax asset of $40,294,000 will be realized since Dauphin has had a long history of earnings and has carryback potential greater than the deferred tax asset. Management is not aware of any evidence that would preclude Dauphin from ultimately realizing this asset.

14--BENEFIT PLANS

  The Bank has a noncontributory defined benefit pension plan covering substantially all employees. The Plan's benefit formulas generally base payments to retired employees upon their length of service and a percentage of qualifying compensation during the final years of employment. Dauphin's funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  The following table sets forth the pension plan's funded status and amounts recognized in Dauphin's consolidated financial statements at December 31, 1994 and 1993:

                                                              (IN THOUSANDS)
                                                               1994     1993
                                                              -------  -------
   Actuarial present value of benefit obligations:
     Vested.................................................. $35,057  $37,162
     Non-vested..............................................   1,312    1,553
                                                              -------  -------
       Accumulated benefit obligation........................  36,369   38,715
   Effects of future compensation levels.....................   7,031    9,427
                                                              -------  -------
   Projected benefit obligation..............................  43,400   48,142
   Plan assets at fair value.................................  55,249   57,018
                                                              -------  -------
   Excess of plan assets over the projected benefit
    obligation...............................................  11,849    8,876
   Unrecognized net asset being amortized over 15 years......  (4,412)  (5,155)
   Unrecognized prior service cost...........................     372      469
   Unrecognized gain.........................................  (3,784)    (215)
                                                              -------  -------
   Prepaid pension cost included in the consolidated
    financial statements..................................... $ 4,025  $ 3,975
                                                              =======  =======

  The assumptions used in determining the actuarial present value of the projected benefit obligation and the expected rate of return on plan assets are as follows:

                                                                     1994  1993
                                                                     ----  ----
   Expected return on plan assets................................... 8.00% 8.00%
   Discount rate.................................................... 8.00  7.00
   Rate of increase in future compensation levels................... 5.00  4.50

  Net pension expense (credit) for 1994, 1993 and 1992 was comprised of the following:

                                                          (IN THOUSANDS)
                                                       1994     1993     1992
                                                      -------  -------  -------
   Service cost...................................... $ 1,812  $ 1,791  $ 1,833
   Interest cost on projected benefit obligation.....   3,312    2,980    2,959
   Return on plan assets.............................    (402)  (4,198)  (4,149)
   Net amortization and deferral.....................  (4,623)    (646)    (708)
                                                      -------  -------  -------
     Net pension expense (credit).................... $    99  $   (73) $   (65)
                                                      =======  =======  =======

  Plan assets are primarily invested in listed stocks (including 100,000 and 86,000 shares of Dauphin at December 31, 1994 and 1993) and U.S. Treasury and federal agency securities.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  Dauphin's postretirement benefits other than pensions are currently not funded. The status of the plan at December 31, 1994 and 1993 is as follows:

                                                            (IN THOUSANDS)
                                                            1994      1993
                                                           -------  --------
   Actuarial present value of accumulated postretirement
    benefit obligation:
     Retirees............................................. $11,651  $ 10,175
     Fully eligible active plan participants..............     635       948
     Other active plan participants.......................   5,266     4,698
                                                           -------  --------
                                                            17,552    15,821
   Unrecognized transition liability being amortized over
    20 years..............................................  (9,607)  (10,173)
   Unrecognized prior service cost........................    (739)
   Unrecognized net loss..................................  (2,514)   (2,878)
                                                           -------  --------
   Accrued postretirement obligation...................... $ 4,692  $  2,770
                                                           =======  ========

  The assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligation are as follows:

                                                                     1994  1993
                                                                     ----  ----
   Discount rate.................................................... 8.00% 7.00%
   Rate of increase in future compensation levels................... 5.00  4.50

  The cost for postretirement benefits other than pensions for 1994, 1993 and 1992 consisted of the following components:

                                                              (IN THOUSANDS)
                                                            1994   1993   1992
                                                           ------ ------ ------
   Service cost........................................... $  506 $  359 $  314
   Interest cost on accumulated postretirement benefit
    obligation............................................  1,313  1,064    937
   Amortization of transition obligation..................    565    565    581
   Amortization of past service cost......................     65
   Net amortization and deferral..........................    174     45
                                                           ------ ------ ------
     Net postretirement benefit cost...................... $2,623 $2,033 $1,832
                                                           ====== ====== ======

  The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16 1/2% in 1992, the year of adoption, decreasing by 1% per year to an ultimate rate of 6% in 2012 (14 1/2% at December 31, 1994) and thereafter over the projected payout period of benefits.

  The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by $2,100,000 at December 31, 1994 and increase the aggregate of the service and interest cost components by $264,000 for the year ended December 31, 1994.

  Dauphin offers a savings plan for all eligible employees. Under the plan, Dauphin contributes 25% of the participants' contribution which cannot exceed 10% of their salaries. Participants' contributions are at all times fully vested, and Dauphin's contributions become fully vested with two years of service. Contributions to the plan amounted to $563,000, $468,000 and $405,000 during 1994, 1993 and 1992, respectively.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  In 1993, Dauphin adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption resulted in an incremental cost of $30,000 and $500,000 to salaries and benefits expense in 1994 and 1993, respectively. This accrual was established to record the liability for benefits to former or inactive employees after employment but before retirement. The balance at December 31, 1994 is $530,000.

15--EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

  Under the employee stock purchase plan, all eligible employees may purchase shares of Dauphin's common stock through payroll deductions (limited to an amount aggregating 10% of annual base pay). The purchase price, established 30 days prior to the offering date, is not less than 85% or more than 100% of the average market price on the offering date or exercise date, whichever is lower. 840,000 shares of common stock have been authorized to be offered under the plan, of which 658,545 shares have been issued. Because of a difference between the plan offering date, and Dauphin's year-end, no shares were under option at December 31, 1994.

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

  Stock option transactions during 1994, 1993 and 1992 are summarized below:

                                                                      PRICE
                                                        SHARES   RANGE PER SHARE
                                                       --------  ---------------
   Balance, December 31, 1991.........................  570,801  $ 9.48--$16.57
     Granted..........................................  161,810  $14.04--$23.72
     Exercised........................................ (102,110) $ 9.48--$16.57
                                                       --------
   Balance, December 31, 1992.........................  630,501  $ 9.48--$23.72
     Granted..........................................  152,500  $24.88
     Exercised........................................  (77,605) $ 9.48--$16.57
     Terminated.......................................   (3,000) $24.88
                                                       --------
   Balance, December 31, 1993.........................  702,396  $ 9.48--$24.88
     Granted..........................................  160,500  $25.63
     Exercised........................................  (31,057) $11.36--$24.88
     Terminated.......................................   (2,400) $14.28--$24.88
                                                       --------
   Balance, December 31, 1994.........................  829,439  $ 9.48--$25.63
                                                       ========
   Exercisable, December 31, 1994.....................  417,921
                                                       ========

  In connection with the adoption of a shareholder rights plan on January 22, 1990, Dauphin declared a dividend distribution of one Common Stock Purchase Right (a Right) for each outstanding share of common stock of Dauphin. The Rights are exercisable only if a person or group of affiliated persons acquires or announces an intention to acquire 18% of the common stock of Dauphin and Dauphin's Board of Directors does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from Dauphin one share of common stock at the specified exercise price which is subject to adjustment (currently $50 per share). Once the Rights become exercisable, if any person or

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
group acquires 18% of the common stock of Dauphin, the holder of a Right, other than the acquiring person or group, will be entitled, among other things, to purchase shares of common stock having a value equal to two times the exercise price of the Right. The Board of Directors is entitled to redeem the Rights for $.001 per Right at any time before expiration of the redemption period. The Board of Directors may, at any time after the Rights become exercisable and prior to the time any person becomes a 50% beneficial owner of Dauphin's shares of common stock, exchange each of the outstanding Rights (except Rights of the acquiring person or group which are voided) for one share of common stock, subject to adjustment. The Rights will expire on January 22, 2000, unless earlier redeemed by Dauphin.

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding common stock. Available investments were used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan, and other appropriate uses. During 1994, Dauphin repurchased 1,744,500 shares for $42.4 million.

16--FINANCIAL INSTRUMENTS

Off-Balance-Sheet Risk and Concentrations of Credit Risk

  In the normal course of business, Dauphin is a party to financial instruments with off-balance-sheet risk which/or meet the financing needs of its customers and which reduces Dauphin's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

  For commitments to extend credit and standby letters of credit, Dauphin's exposure to credit loss in the event of non-performance by the other party is represented by the contractual amount of those instruments. Dauphin uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

  Dauphin had the following off-balance-sheet financial instruments at December 31:

                                                             (IN THOUSANDS)
                                                             1994       1993
                                                          ---------- ----------
   Amounts representing credit risk:
     Commitments to extend credit.......................  $1,264,539 $1,173,978
     Financial and performance standby letters of
      credit............................................     122,568    101,532
     Commercial and similar letters of credit...........         842        502
     Commitments to purchase securities.................       4,650     37,270
   Notional or contract amounts of off-balance-sheet
    financial instruments not constituting credit risk:
     Forward commitments to sell in the secondary
      market............................................      33,137
     Forward commitments to sell to permanent investors.      16,197
     Puchased call and put options......................       2,500

  Commitments to extend credit, which includes loans and lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Dauphin evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Dauphin upon extension of

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Standby letters of credit are conditional commitments issued by Dauphin to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The terms of the letters of credit vary from one month to 24 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Dauphin holds collateral supporting those commitments, as deemed necessary.

  Most of the Bank's business activity is with customers located within the Bank's defined market area, principally Central Pennsylvania. The Eastern Pennsylvania and New Jersey mortgage markets are served by Eastern Mortgage, the Bank's mortgage subsidiary. However, the Bank will grant commercial, residential and consumer loans throughout the state. The loan portfolio is well diversified and the Bank does not have any significant concentrations of credit risk. However, since a significant share of the Bank's loans are within the geographic area previously defined, a substantial portion of the Bank's debtors' ability to honor their contracts may be significantly affected by the level of economic activity in this area.

Derivative Financial Instruments

  Dauphin's mortgage subsidiary, Eastern Mortgage, has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivatives are primarily used to manage well-defined interest rate risks.

  Eastern Mortgage is exposed to interest rate risk when it extends a commitment to a borrower for future settlement. As interest rates increase, the valuation of the commitment to Eastern Mortgage declines. As interest rates decrease, a borrower is more likely to abandon the commitment, which could cause a financial loss to Eastern Mortgage if they have committed to sell that loan for future delivery in the secondary market.

  The secondary marketing department at Eastern Mortgage is primarily responsible for mitigating the exposure to interest rate risk through the use of certain hedging techniques. This is accomplished by using a combination of charging non-refundable commitment fees when the borrower elects to lock in their interest rate; selling loans in the secondary market for future delivery on a mandatory basis (via forward and future delivery commitments with third-party investors); and purchasing options.

  Forward commitments are contracts wherein Eastern Mortgage agrees to make delivery of a specified type of loan at a specified future date and price. As loans close and are pooled for delivery, forward commitments are filled and executed, and the primary objective of hedging is achieved. However, in the normal course of business, to the extent that management believes that market conditions may change favorably, or fewer loans are closed than previously anticipated, certain forward commitments may be paired-off. In instances where management paired-off forward commitments on the basis of certain expectations of market conditions, any gains or losses arising from paired-off transactions are deferred on the date of the pair-off, and are recognized as an adjustment to gains (losses) on sale of mortgage loans when the underlying pool of mortgage loans is sold. When forward commitments are paired-off due to a lack of loans to fulfill the commitment, the gain or loss is recognized on the date of the pair-off as an adjustment to gains (losses) on sale of mortgage loans.

  Certain future delivery contracts to third parties stipulate the duration of the commitment and the amount of loans deliverable under the commitment and may require the payment of a fee. Commitment fees are capitalized when paid and expensed as a component of gains (losses) on sale of mortgage loans when the commitment expires or is delivered into.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

  Purchased call or put options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller, or "writer," of the option. Eastern Mortgage purchases call options on treasury securities and put options on mortgage backed securities as part of its interest rate risk management strategy. The risk of loss is limited to the price paid for the option. The cost of all such options is expensed as an adjustment to gains (losses) on sale of mortgage loans when the options expire. Any gain realized at the time an option is exercised is deferred, and subsequently recognized when the underlying pool of loans is sold.

  In the ordinary course of business, Eastern Mortgage deliberately exposes a portion of its mortgage loan portfolio (warehouse and pipeline, net of estimated fall-out) to interest rate risk, as volume and market conditions warrant. This exposure represents those loans which have closed or are expected to close which are not hedged at a given point in time. At December 31, 1994, the maximum exposure position authorized by management is $12 million. The secondary marketing department produces a daily exposure report summarizing the exposure position. This report is reviewed and adjustments to the exposure position, to the extent considered necessary by management, are made daily.

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

Assets held for sale

  The fair value for mortgage loans held for sale is estimated using the current secondary market rates. For the securities inventory held for sale, the securities are recorded at the current quoted market value.

Loans

  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. The residential mortgages and certain consumer loans include prepayment assumptions.

Other financial assets

  The fair value for accrued interest receivable is estimated to be the current book value. The fair value for excess servicing fees is the estimated present value of the difference between the anticipated future servicing fees and normal servicing fees using discount rates that approximate market rates and management's estimate of future prepayment rates.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992

Deposits

  The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, NOW and money market deposits, is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is based on the discounted value of contractual cash flows, using the rates currently offered for deposits of similar remaining maturities.

Short-term borrowings

  The fair value of short-term borrowings is estimated using the current rates for similar terms and maturities.

Long-term debt

  The fair value of long-term debt is estimated using current rates for debt with similar terms and remaining maturities.

Accrued interest payable

  The fair value of accrued interest payable is estimated to be the current book value.

Off-balance-sheet financial instruments

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of options is estimated based on quoted market prices.

Limitations

  The fair values estimated are dependent upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any sales of financial instruments may incur potential tax and other expenses that would not be reflected in the fair values. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed. The reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques. Also, the estimates do not reflect any additional premium or discount that could result from the sale of Dauphin's entire holdings of a particular instrument.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
  At December 31, 1994 and 1993, Dauphin's estimated fair values of financial instruments based on disclosed assumptions are as follows:

                                                (IN THOUSANDS)
                                          1994                   1993
                                  ---------------------- ----------------------
                                   CARRYING      FAIR     CARRYING      FAIR
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                  ----------  ---------- ----------  ----------
Financial assets:
Cash and due from banks.......... $  202,911  $  202,911 $  151,845  $  151,845
Short-term investments...........     15,040      15,040     16,523      16,523
Investment securities............  1,783,803   1,783,803  2,041,204   2,107,068
Assets held for sale.............     46,222      46,222      9,203       9,203
Loans
  Commercial.....................  1,489,879   1,461,530  1,412,420   1,439,270
  Residential mortgages..........    622,003     611,984    563,844     579,363
  Consumer.......................    739,682     728,104    592,371     604,707
  Non-accrual....................      9,569                 17,450
  Allowance for loan losses......    (40,216)               (39,182)
                                  ----------  ---------- ----------  ----------
    Net loans....................  2,820,917   2,801,618  2,546,903   2,623,340
Other financial assets...........     37,990      40,935     34,948      34,948
Financial liabilities:
Deposits
  Non-interest bearing demand....    464,919     464,919    423,641     423,641
  Interest bearing demand and
   savings.......................  1,539,726   1,539,726  1,669,722   1,669,722
  Time deposits..................  1,510,239   1,527,245  1,492,772   1,563,286
                                  ----------  ---------- ----------  ----------
    Total deposits...............  3,514,884   3,531,890  3,586,135   3,656,649
Short-term borrowings............    940,777     940,897    680,386     680,386
Long-term debt...................     91,954      91,713     92,454     100,795
Accrued interest payable.........     20,668      20,668     21,290      21,290

                                     1994                         1993
                         ---------------------------- -----------------------------
                          CONTRACT   CARRYING   FAIR   CONTRACT   CARRYING   FAIR
                           AMOUNT   AMOUNT (1) VALUE    AMOUNT   AMOUNT (1)  VALUE
                         ---------- ---------- ------ ---------- ---------- -------
Off-balance-sheet
 financial instruments:
  Commitments to extend
   credit............... $1,264,539    $791    $  854 $1,173,978    $403    $   194
  Financial and
   performance standby
   letters of credit....    122,568             1,226    101,532                983
  Commercial and similar
   letter of credit.....        842                 8        502                  5
  Commitments to
   purchase securities..      4,650             4,650     37,270             37,270
  Forward commitments to
   sell in the secondary
   market...............     33,137      68        68
  Forward commitments to
   sell to permanent
   investors............     16,197
  Purchased call and put
   options..............      2,500      11        11

- --------
(1)The amounts shown under "carrying amount" represent accruals or deferred income arising from those unrecognized financial instruments.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
17--CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

  Dauphin Deposit Corporation (Parent Company Only) Condensed Balance Sheets

                                                              (IN THOUSANDS)
                                                               DECEMBER 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
Assets:
  Due from Bank (subsidiary)................................ $     36  $    107
  Investment securities.....................................   37,243    57,214
  Investment in subsidiaries
    Banking subsidiary......................................  448,582   463,139
    Non-banking subsidiaries................................   29,185    29,161
                                                             --------  --------
      Total investment in subsidiaries......................  477,767   492,300
  Other assets..............................................    1,255     1,167
                                                             --------  --------
      Total assets.......................................... $516,301  $550,788
                                                             ========  ========
Liabilities and Stockholders' Equity:
  Liabilities:
    Accrued expenses and taxes.............................. $  9,439  $  4,068
    Long-term debt..........................................   40,213    40,645
                                                             --------  --------
      Total liabilities.....................................   49,652    44,713
                                                             --------  --------
  Stockholders' Equity:
    Common stock............................................  163,208   163,208
    Surplus.................................................   11,770    11,213
    Retained Earnings.......................................  333,040   333,774
    Unrealized loss on securities available-for-sale........     (155)
                                                             --------  --------
                                                              507,863   508,195
    Less: Treasury stock--at cost...........................  (41,214)   (2,120)
                                                             --------  --------
      Total stockholders' equity............................  466,649   506,075
                                                             --------  --------
      Total liabilities and stockholders' equity............ $516,301  $550,788
                                                             ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of
Income

                                                           (IN THOUSANDS)
                                                      YEARS ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
Revenue
  Dividend income:
    Banking subsidiary.............................. $ 44,130 $ 28,347 $ 28,573
    Non-banking subsidiaries........................                         93
  Interest on investment securities.................    2,155    2,841    2,376
  Interest on time deposits with Bank...............      191       89      338
  Interest on advance to subsidiary.................                         42
  Gains on sales of investment securities...........      345        2      433
                                                     -------- -------- --------
      Total revenue.................................   46,821   31,279   31,855
                                                     -------- -------- --------
Expenses
  Interest on long-term debt........................    3,516    3,555    3,670
  Other expenses....................................      783    1,242    3,372
                                                     -------- -------- --------
      Total expenses................................    4,299    4,797    7,042
                                                     -------- -------- --------
Income before income taxes and equity in
 undistributed net income of subsidiaries...........   42,522   26,482   24,813
Income tax benefit..................................      602      618      746
                                                     -------- -------- --------
Income before equity in undistributed net income of
 subsidiaries.......................................   43,124   27,100   25,559
Equity in undistributed net income:
  Banking subsidiary................................   25,389   39,351   32,850
  Non-banking subsidiaries..........................    1,526    1,466    2,622
                                                     -------- -------- --------
      Net income.................................... $ 70,039 $ 67,917 $ 61,031
                                                     ======== ======== ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1994, 1993 AND 1992
Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of Cash Flows

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
Operating activities
  Net income..................................... $ 70,039  $ 67,917  $ 61,031
  Adjustments
    Equity in undistributed net income of
     subsidiaries................................  (26,915)  (40,817)  (35,472)
    Other, net...................................    4,736    (1,602)   10,586
                                                  --------  --------  --------
      Net cash provided by operating activities..   47,860    25,498    36,145
                                                  --------  --------  --------
Investing activities
  Proceeds from investment securities............   43,484    11,955    19,802
  Purchase of investment securities..............  (24,488)  (14,627)  (52,218)
  Sale of subsidiary.............................      797
                                                  --------  --------  --------
      Net cash provided (used) by investing
       activities................................   19,793    (2,672)  (32,416)
                                                  --------  --------  --------
Financing activities
  Reduction in short-term borrowings.............                          (26)
  Reduction in long-term debt....................                       (1,520)
  Issuance of common stock.......................                           23
  Issuance of treasury stock.....................    3,713     1,968    14,221
  Repurchase of treasury stock...................  (42,413)
  Cash dividends paid............................  (29,024)  (25,406)  (23,290)
                                                  --------  --------  --------
      Net cash used by financing activities......  (67,724)  (23,438)  (10,592)
                                                  --------  --------  --------
      Decrease in cash and cash equivalents......      (71)     (612)   (6,863)
Cash and cash equivalents at beginning of year...      107       719     7,582
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $     36  $    107  $    719
                                                  ========  ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                        DECEMBER 31, 1994, 1993 AND 1992
18--CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      1994                            1993
                         ------------------------------- -------------------------------
                         FOURTH   THIRD  SECOND   FIRST  FOURTH   THIRD  SECOND   FIRST
                         QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER
                         ------- ------- ------- ------- ------- ------- ------- -------
Interest income......... $87,789 $83,608 $81,215 $78,495 $79,482 $82,104 $81,455 $82,004
Interest expense........  42,573  39,077  36,436  34,555  35,839  37,226  37,218  38,489
                         ------- ------- ------- ------- ------- ------- ------- -------
Net interest income.....  45,216  44,531  44,779  43,940  43,643  44,878  44,237  43,515
Provision for loan
 losses.................   1,870   1,870   1,870   1,884   2,824   2,372   2,499   2,446
Non-interest income.....  16,998  16,569  13,706  13,674  16,190  13,862  15,601  14,398
Non-interest expense....  37,969  36,336  32,807  32,006  36,723  33,237  34,366  31,955
                         ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes..................  22,375  22,894  23,808  23,724  20,286  23,131  22,973  23,512
Provision for income
 taxes..................   5,542   5,556   5,841   5,823   4,721   5,940   5,565   5,759
                         ------- ------- ------- ------- ------- ------- ------- -------
Net income.............. $16,833 $17,338 $17,967 $17,901 $15,565 $17,191 $17,408 $17,753
                         ======= ======= ======= ======= ======= ======= ======= =======
Net income per share.... $   .53 $   .54 $   .56 $   .55 $   .48 $   .52 $   .54 $   .54
                         ======= ======= ======= ======= ======= ======= ======= =======

19--CONTINGENT LIABILITIES

  Various legal actions or proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material.

                                  (LETTERHEAD)


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Dauphin Deposit Corporation

  We have audited the accompanying consolidated balance sheets of Dauphin Deposit Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of Dauphin's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Deposit Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 4 to the consolidated financial statements, Dauphin changed its method of accounting for investment securities in 1994 to adopt the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                                          [LOGO]

January 27, 1995

[LOGO]

                          DAUPHIN DEPOSIT CORPORATION
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relative to directors of the Registrant is incorporated herein by reference to Election of Directors in Dauphin's 1995 Proxy Statement. Information relative to executive officers of the Registrant is set forth herein in Part I under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to Executive Compensation in the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to Outstanding Stock and Principal Holders Thereof and Security Ownership of Management in the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to Transactions with Management in the 1995 Proxy Statement.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

   (a) 3.  Exhibits

           (3)(a)  The Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to Dauphin's
                   Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1992 (Commission File Number 0-8415).

           (3)(b)  Board of Directors Resolutions amending By-Laws of Dauphin.

           (3)(c)  The By-Laws, as amended, of Dauphin.

           (10)(a) Dauphin's Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Dauphin's
                   Registration Statement on Form S-8, as filed with the Commission on April 28, 1993 (Commission File Number 33-17401).

           (10)(b) Dauphin's Annual Management Performance Incentive Plan is incorporated herein by reference to Exhibit 10(b) to Dauphin's
                   Annual Report on Form 10-K for the year ended December 31, 1992
                   (Commission File Number 0-8415).

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

           (10)(d) Corrective Amendment, dated as of July 18, 1989, to the King
                   Agreement is incorporated herein by reference to Exhibit 10(d) to
                   Dauphin's Annual Report on Form 10-K for the year ended December
                   31, 1992 (Commission File Number 0-8415).

           (10)(e) Amendment, dated as of November 8, 1991, to the King Agreement is incorporated herein by reference to Exhibit 10(e) to Dauphin's
                   Annual Report on Form 10-K for the year ended December 31, 1992
                   (Commission File Number 0-8415).

           (10)(f) Supplemental Executive Benefit and Change in Control Agreement, as
                   Amended and Restated, dated as of October 15, 1992, between
                   Dauphin and Christopher R. Jennings is incorporated herein by reference to Exhibit 10(f) to Dauphin's Annual Report on Form 10-K
                   for the year ended December 31, 1992 (Commission File Number 0-
                   8415).

                          DAUPHIN DEPOSIT CORPORATION

         (10)(g) Change in Control Agreement, dated as of December 15, 1987, between Dauphin, Dauphin Bank and Paul B. Shannon (the "Shannon
                 Agreement") is incorporated herein by reference to Exhibit 10(g) to Dauphin's Annual Report on Form 10-K for the year ended
                 December 31, 1992 (Commission File Number 0-8415).

         (10)(h) Corrective Amendment, dated as of August 7, 1989, to the Shannon
                 Agreement is incorporated herein by reference to Exhibit 10(h) to Dauphin's Annual Report on Form 10-K for the year ended December
                 31, 1992 (Commission File Number 0-8415).

         (10)(i) Employment and Consulting Agreement, dated as of January 27, 1992, between FB&T Corporation, Dauphin and Lawrence J. LaMaina, Jr.
                 (the "LaMaina Agreement") is incorporated herein by reference to
                 Exhibit 10(k) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File Number 0-8415).

         (10)(j) First Amendment, dated as of April 2, 1993, to the LaMaina
                 Agreement is incorporated herein by reference to Exhibit 10(l) to Dauphin's Annual Report on Form 10-K for the year ended December
                 31, 1993 (Commission File Number 0-8415).

         (11)    Statement regarding computation of per share earnings.

         (21)    Subsidiaries of the Registrant.

         (23)    Consent of Independent Auditors.

         (27)    Financial Data Schedule.

         (99)    The Rights Agreement, dated as of January 22, 1990, between Dauphin and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Dauphin's Current Report on Form 8-K,
                 dated January 22, 1990, and filed with the Securities and Exchange
                 Commission on February 9, 1990.

   (b)   Reports on Form 8-K

         A current report on Form 8-K, dated October 24, 1994, was filed with the
         Securities and Exchange Commission on November 23, 1994. The report was filed under Item 5--Other Events and disclosed that the Board of Directors had authorized the repurchase of up to 1,000,000 shares of Dauphin's outstanding common stock.

         There were no other reports on Form 8-K filed for the three months ended December 31, 1994.

                          DAUPHIN DEPOSIT CORPORATION
                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         Dauphin Deposit Corporation

February 21, 1995
                                         By:   /s/ Christopher R. Jennings
                                            __________________________________
                                            CHRISTOPHER R. JENNINGS CHAIRMAN
                                             OF THE BOARD, CHIEF EXECUTIVE
                                                  OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT IS SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURES                      TITLE                 DATE
             ----------                      -----                 ----

    /s/ Christopher R. Jennings       Chairman of the          February 21, 1995
- ------------------------------------   Board, Chief
      CHRISTOPHER R. JENNINGS          Executive Officer
                                       and Director

      /s/ Robert L. Fryer, Jr.        President, Chief         February 21, 1995
- ------------------------------------   Operating Officer
        ROBERT L. FRYER, JR.           and Director

        /s/ Paul B. Shannon           Vice Chairman and        February 21, 1995
- ------------------------------------   Chief Credit
          PAUL B. SHANNON              Policy Officer

    /s/ Lawrence J. LaMaina, Jr.      Vice Chairman and        February 21, 1995
- ------------------------------------   Director
      LAWRENCE J. LAMAINA, JR.

        /s/ Dennis L. Dinger          Senior Executive         February 21, 1995
- ------------------------------------   Vice President,
          DENNIS L. DINGER             Chief Fiscal and
                                       Administrative
                                       Officer (Principal
                                       Financial and
                                       Accounting
                                       Officer)

      /s/ William H. Alexander        Director                 February 21, 1995
- ------------------------------------
        WILLIAM H. ALEXANDER

         /s/ James O. Green           Director                 February 21, 1995
- ------------------------------------
           JAMES O. GREEN

       /s/ Derek C. Hathaway          Director                 February 21, 1995
- ------------------------------------
         DEREK C. HATHAWAY

                          DAUPHIN DEPOSIT CORPORATION


             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

       /s/ Alfred G. Hemmerich          Director               February 21, 1995
- -------------------------------------
         ALFRED G. HEMMERICH

         /s/ Lee H. Javitch             Director               February 21, 1995
- -------------------------------------
           LEE H. JAVITCH

                                        Director               February   , 1995
- -------------------------------------
           WILLIAM J. KING

      /s/ William T. Kirchhoff          Director               February 21, 1995
- -------------------------------------
        WILLIAM T. KIRCHHOFF

        /s/ Andrew Maier, II            Director               February 21, 1995
- -------------------------------------
          ANDREW MAIER, II

         /s/ James E. Marley            Director               February 21, 1995
- -------------------------------------
           JAMES E. MARLEY

        /s/ Robert F. Nation            Director               February 21, 1995
- -------------------------------------
          ROBERT F. NATION

         /s/ Elmer E. Naugle            Director               February 21, 1995
- -------------------------------------
           ELMER E. NAUGLE

                                        Director               February  , 1995
- -------------------------------------
           WALTER F. RAAB

          /s/ Paul C. Raub              Director               February 21, 1995
- -------------------------------------
            PAUL C. RAUB

         /s/ Henry W. Rhoads            Director               February 21, 1995
- -------------------------------------
           HENRY W. RHOADS

         /s/ Jean D. Seibert            Director               February 21, 1995
- -------------------------------------
           JEAN D. SEIBERT

    /s/ R. Champlin Sheridan, Jr.       Director               February 21, 1995
- -------------------------------------
      R. CHAMPLIN SHERIDAN, JR.

                          DAUPHIN DEPOSIT CORPORATION

                                 EXHIBIT INDEX

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
  (3)(a) The Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to
         Dauphin's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1992 (Commission File Number 0-
         8415).

  (3)(b) Board of Directors Resolutions amending By-Laws of
         Dauphin.                                                        67

  (3)(c) The By-Laws, as amended, of Dauphin.                            69

 (10)(a) Dauphin's Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Dauphin's Registration Statement on
         Form S-8, as filed with the Commission on April 28, 1993
         (Commission File Number 33-17401).

 (10)(b) Dauphin's Annual Management Performance Incentive Plan is incorporated herein by reference to Exhibit 10(b) to Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).

 (10)(c) Supplemental Executive Benefit and Change in Control
         Agreement, dated as of January 23, 1984, between Dauphin
         Bank and William J. King (the "King Agreement") is incorporated herein by reference to Exhibit 10(c) to Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).

 (10)(d) Corrective Amendment, dated as of July 18, 1989, to the
         King Agreement is incorporated herein by reference to
         Exhibit 10(d) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File
         Number 0-8415).

 (10)(e) Amendment, dated as of November 8, 1991, to the King
         Agreement is incorporated herein by reference to Exhibit
         10(e) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File Number 0-
         8415).

 (10)(f) Supplemental Executive Benefit and Change in Control
         Agreement, as Amended and Restated, dated as of October
         15, 1992, between Dauphin and Christopher R. Jennings is incorporated herein by reference to Exhibit 10(f) to Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).

 (10)(g) Change in Control Agreement, dated as of December 15,
         1987, between Dauphin, Dauphin Bank and Paul B. Shannon
         (the "Shannon Agreement") is incorporated herein by reference to Exhibit 10(g) to Dauphin's Annual Report on
         Form 10-K for the year ended December 31, 1992
         (Commission File Number 0-8415).

 (10)(h) Corrective Amendment, dated as of August 7, 1989, to the
         Shannon Agreement is incorporated herein by reference to
         Exhibit 10(h) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File
         Number 0-8415).

 (10)(i) Employment and Consulting Agreement, dated as of January
         27, 1992, between FB&T Corporation, Dauphin and Lawrence
         J. LaMaina, Jr. (the "LaMaina Agreement") is incorporated herein by reference to Exhibit 10(k) to Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).

 (10)(j) First Amendment, dated as of April 2, 1993, to the
         LaMaina Agreement is incorporated herein by reference to
         Exhibit 10(l) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1993 (Commission File
         Number 0-8415).

                          DAUPHIN DEPOSIT CORPORATION

 EXHIBIT                                                           SEQUENTIAL
 NUMBER                                                            PAGE NUMBER
 -------                                                           -----------
  (11)   Statement regarding computation of per share earnings.         78

  (21)   Subsidiaries of the Registrant.                                79

  (23)   Independent Auditors' Consent                                  80

  (27)   Financial Data Schedule.                                       81

  (99) The Rights Agreement, dated as of January 22, 1990, between Dauphin and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Dauphin's Current Report on Form 8-K, dated January 22,
         1990, and filed with the Securities and Exchange
         Commission on February 9, 1990.