Form 10-Q
period 1995-03-31
DAUPHIN DEPOSIT CORP
filed 1995-05-10
CIK 215619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1995              Commission File Number 0-8415
                      --------------                                     ------



                         DAUPHIN DEPOSIT CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Pennsylvania                                              23-1938831
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)

          213 Market Street, Harrisburg, Pennsylvania               17105
- -------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            (717) 255-2121
                                                              -----------------



                                NOT APPLICABLE
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at April 27, 1995
- --------------------------               -----------------------------
Common Stock, $5 Par Value                      30,881,569 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                     For the Quarter Ended March 31, 1995


                                   Contents
                                   --------


PART I -  FINANCIAL INFORMATION
- -------------------------------

Item 1.    Financial Statements

             Consolidated Balance Sheets as of March 31, 1995,
               December 31, 1994 and March 31, 1994

             Consolidated Statements of Income for the Three
               Month Periods Ended March 31, 1995 and 1994

             Consolidated Statements of Cash Flows
               for the Three Month Periods Ended March 31, 1995 and 1994

             Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                                    Part I
                                    ------
                     For the Quarter Ended March 31, 1995

Item 1.  Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                            (Dollars in thousands)
                                                                                    March 31,      December 31,     March 31,
                                                                                       1995            1994            1994
                                                                                    ----------      ----------      ----------
                                                                                   (Unaudited)      (Audited)      (Unaudited)
ASSETS
Cash and due from banks                                                               $201,838        $202,911        $203,041
                                                                                    ----------      ----------      ----------
Short-term investments
  Interest bearing deposits                                                              3,788           3,738           6,219
  Federal funds sold and securities purchased under agreements to resell                 7,300          11,302
                                                                                    ----------      ----------      ----------
    Total short-term investments                                                        11,088          15,040           6,219
                                                                                    ----------      ----------      ----------
Investment securities available-for-sale, at fair value                              1,793,026       1,783,803       2,081,001

Assets held for sale, primarily mortgage loans                                          67,161          46,222           8,121

Loans (net of unearned income)                                                       2,846,003       2,861,133       2,556,766
Allowance for loan losses                                                              (40,936)        (40,216)        (39,046)
                                                                                    ----------      ----------      ----------
    Total net loans                                                                  2,805,067       2,820,917       2,517,720
                                                                                    ----------      ----------      ----------
Bank premises and equipment                                                             66,909          67,088          63,708
Other assets                                                                           106,022         134,371          89,228
                                                                                    ----------      ----------      ----------
    Total assets                                                                    $5,051,111      $5,070,352      $4,969,038
                                                                                    ==========      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing                                                                $443,672        $464,919        $418,283
  Interest bearing                                                                   3,103,312       3,049,965       3,062,440
                                                                                    ----------      ----------      ----------
    Total deposits                                                                   3,546,984       3,514,884       3,480,723
                                                                                    ----------      ----------      ----------
Short-term borrowings
  Federal funds purchased and securities sold under agreements to repurchase           808,887         894,511         765,679
  U.S. Treasury tax and loan notes                                                      36,463          46,266          51,042
                                                                                    ----------      ----------      ----------
    Total short-term borrowings                                                        845,350         940,777         816,721
                                                                                    ----------      ----------      ----------
Long-term debt                                                                          91,866          91,954          92,034
Accrued expenses and taxes                                                              67,854          56,088          57,913
                                                                                    ----------      ----------      ----------
    Total liabilities                                                                4,552,054       4,603,703       4,447,391
                                                                                    ----------      ----------      ----------
Stockholders' equity
  Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
  Common stock, $5 par value; 200,000,000 shares authorized,
   32,641,614 shares issued, of which 1,782,476, 1,696,447
   and 233,911 shares are held as treasury stock, respectively                         163,208         163,208         163,208
  Surplus                                                                               11,098          11,770          11,275
  Retained earnings                                                                    381,426         373,921         344,222
  Unrealized gains (losses) on securities available-for-sale, net of deferred taxes    (13,413)        (41,036)          7,852
                                                                                    ----------      ----------      ----------
                                                                                       542,319         507,863         526,557
  Less: Treasury stock - at cost                                                       (43,262)        (41,214)         (4,910)
                                                                                    ----------      ----------      ----------
    Total stockholders' equity                                                         499,057         466,649         521,647
                                                                                    ----------      ----------      ----------
    Total liabilities and stockholders' equity                                      $5,051,111      $5,070,352      $4,969,038
                                                                                    ==========      ==========      ==========

 See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                                   (Dollars in thousands,
                                                                                    except per share data)
                                                                                        Three Months
                                                                                       Ended March 31,
                                                                             -----------------------------------
                                                                                 1995                    1994
                                                                             -----------             -----------
Interest income
   Interest and fees on loans                                                    $59,760                 $46,941
   Interest and dividends on investment securities
      Taxable                                                                     24,092                  25,107
      Exempt from federal income taxes                                             5,111                   6,165
   Interest on deposits                                                              108                      92
   Interest on assets held for sale                                                1,354                     182
   Interest on federal funds sold and other short-term investments                   187                       8
                                                                             -----------             -----------
Total interest income                                                             90,612                  78,495
                                                                             -----------             -----------
Interest expense
   Interest on deposits
      Savings deposits                                                             8,817                   9,211
      Time deposits                                                               18,076                  14,845
      Time deposits in denominations of $100,000 or more                           4,991                   3,001
                                                                             -----------             -----------
                                                                                  31,884                  27,057
    Interest on short-term borrowings                                             12,809                   5,835
    Interest on long-term borrowings                                               1,659                   1,663
                                                                             -----------             -----------
Total interest expense                                                            46,352                  34,555
                                                                             -----------             -----------
Net interest income                                                               44,260                  43,940
Provision for loan losses                                                          1,870                   1,884
                                                                             -----------             -----------
Net interest income after provision for loan losses                               42,390                  42,056
                                                                             -----------             -----------
Non-interest income
   Fiduciary activities                                                            4,391                   4,068
   Service charges on deposit accounts                                             2,666                   2,831
   Other service charges and fees                                                  2,729                   2,278
   Broker/dealer commissions and fees                                              1,676                   1,900
   Mortgage banking                                                                2,712                     242
   Securities gains, net                                                               6                   1,538
   Other                                                                             983                     817
                                                                             -----------             -----------
Total non-interest income                                                         15,163                  13,674
                                                                             -----------             -----------
Non-interest expense
   Salaries and employee benefits                                                 19,470                  16,629
   Net occupancy expense                                                           2,498                   2,339
   Furniture and equipment expense                                                 2,766                   2,330
   Deposit insurance                                                               1,958                   1,991
   Other                                                                          10,806                   8,717
                                                                             -----------             -----------
Total non-interest expense                                                        37,498                  32,006
                                                                             -----------             -----------
Income before income taxes                                                        20,055                  23,724
Provision for income taxes                                                         4,836                   5,823
                                                                             -----------             -----------
Net income                                                                       $15,219                 $17,901
                                                                             ===========             ===========
Net income per share                                                               $0.49                   $0.55
Cash dividends declared per share                                                  $0.25                   $0.23
Weighted average number of shares outstanding                                 31,059,625              32,644,863

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      (Dollars in thousands)
                                                                        Three Months Ended
                                                                            March 31,
                                                                         1995        1994
                                                                       --------    --------
Operating activities
  Net income                                                           $ 15,219    $ 17,901
  Adjustments:
    Provision for loan losses                                             1,870       1,884
    Provision for depreciation, amortization and accretion                1,916       2,210
    Amortization of goodwill                                                442         234
    Deferred income taxes                                                   104          89
    Securities gains, net                                                    (6)     (1,538)
    Increase in interest receivable                                      (1,300)     (5,249)
    Increase (decrease) in accrued expenses and taxes                    (3,078)      1,304
    Capitalized interest on deposits                                     12,497      11,419
    Amortization of purchased and excess mortgage servicing rights          133         146
    Gain on sale of mortgage loans held for sale                           (593)       (247)
    Sale of mortgages loans held for sale                                82,679      25,941
    Loans originated for sale                                           (91,698)    (27,036)
    Purchase of mortgage loans held for sale                             (9,619)
    Other, net                                                           26,318         795
                                                                       --------    --------
      Net cash provided by operating activities                          34,884      27,853
                                                                       --------    --------
Investing activities
  Proceeds from sales of investment securities                            9,663      40,426
  Proceeds from maturities of investment securities                      71,299     150,612
  Purchases of investment securities                                    (47,199)   (211,457)
  Net increase in assets held for sale, other than loans held for sale   (1,708)       (453)
  Net (increase) decrease in loans                                      (22,694)     21,172
  Sale of residential mortgage and other consumer loans                  39,507       2,630
  Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB                       797
  Net purchases of bank premises and equipment                           (1,647)     (1,152)
                                                                       --------    --------
      Net cash provided by investing activities                          47,221       2,575
                                                                       --------    --------
Financing activities
  Net increase (decrease) in demand deposits and savings accounts      (132,135)     52,881
  Net increase (decrease) in time deposits                              151,738    (158,871)
  Net increase (decrease) in short-term borrowings                      (95,427)    136,335
  Net decrease in long-term debt                                            (88)        (20)
  Issuance of common stock and treasury stock                             1,865          83
  Acquisition of treasury stock                                          (4,585)     (3,212)
  Cash dividends paid                                                    (7,746)     (6,878)
                                                                       --------    --------
      Net cash provided (used) by financing activities                  (86,378)     20,318
                                                                       --------    --------
      Increase (decrease) in cash and cash equivalents                   (4,273)     50,746
Cash and cash equivalents at beginning of period                        210,911     152,295
                                                                       --------    --------
Cash and cash equivalents at end of period                             $206,638    $203,041
                                                                       ========    ========

Total interest paid                                                     $30,389     $23,426
Total income taxes paid                                                     725          72

Schedule of non-cash investing and financing activities:
  Loans charged off                                                       2,193       2,442
  Net loan transfers to other real estate owned                             637       3,138
  Conversion of convertible subordinated debentures                          55         400

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

     The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to impairment of loans which are discussed further in Note 5. These policies are presented on pages 35 through 38 of the 1994 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.


Note 2 - Investment Securities

     A summary of the amortized cost and fair value of investment securities at March 31, 1995, December 31, 1994 and March 31, 1994 is as follows:

                                                                            (Dollars in thousands)
                                                        March 31, 1995        December 31, 1994         March 31, 1994
                                                    ----------------------  ----------------------  ----------------------
                                                    Amortized      Fair     Amortized      Fair     Amortized      Fair
                                                       Cost        Value       Cost        Value       Cost        Value
                                                    ----------  ----------  ----------  ----------  ----------  ----------
U.S. Treasury and other U.S.                          $665,655    $656,852    $687,005    $665,520    $749,191    $748,326
  government agencies and corporations
Obligations of states and political subdivision        341,219     348,791     369,061     366,712     408,811     418,661
Debt securities issued by foreign governments              900         895         900         896       2,412       2,419
Corporate securities                                    73,475      73,328      79,032      78,283      81,075      82,469
Mortgage-backed securities                             717,171     697,941     698,035     659,493     814,060     815,482
                                                    ----------  ----------  ----------  ----------  ----------  ----------
  Total debt securities                              1,798,420   1,777,807   1,834,033   1,770,904   2,055,549   2,067,357
Equity securities                                       15,241      15,219      12,903      12,899      13,372      13,644
                                                    ----------  ----------  ----------  ----------  ----------  ----------
  Total investment securities                       $1,813,661  $1,793,026  $1,846,936  $1,783,803  $2,068,921  $2,081,001
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Note 3 - Income Taxes

     Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.

     A reconciliation between the effective income tax rate and the statutory rate follows:

                                           Percentage of
                                           pre-tax income
                                          ----------------
                                           Three months
                                          ended March 31,
                                          ----------------
                                          1995        1994
                                          ----        ----
Statutory federal income tax rate         35.0%       35.0%
Tax exempt income                        (10.9)      (10.7)
Other, net                                             0.2
                                          ----        ----
Effective income tax rate                 24.1%       24.5%
                                          ====        ====

Note 4 - Commitments  and Contingent Liabilities

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

     The contingent liability at March 31, 1995 represented by letters of credit issued to customers amounted to approximately $118.2 million.

Note 5 - New Accounting Standards

       On January 1, 1995, Dauphin adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impairment loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to required additional disclosure on interest income recognition related to impaired loans.

       On January 1, 1995 the balance of impaired loans was $17.4 million and the allowance for loan losses on these loans was $3.9 million. On March 31, 1995 the balance of impaired loans was $10.7 million and the allowance for loan losses on these loans was $3.0 million. All impaired loans have a related allowance for loan losses balance associated with the loan. The impaired loans consist of loans where it is probable that Dauphin will be unable to collect all amounts due according to the contractual term of the loan agreement. Interest income for impaired loans that are on non-accrual status is recognized using the cash basis, while interest on impaired loans that are still accruing is recognized using the accrual method. The average balance of impaired loans for the first quarter of 1995 was $14.0 million and the interest recognized for the quarter was $.2 million. The interest income includes $.1 million that was recorded on the cash basis.

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

SUMMARY

     Dauphin recorded net income for the first quarter of 1995 of $15.2 million, compared with $17.9 million recorded for the same quarter of 1994. Net income per share for the first quarter of 1995 was $.49 compared with $.55 for the same period in 1994, a decrease of 10.9%.

     Dauphin's return on average total assets was 1.23% for the first quarter of 1995, compared with 1.46% for the first quarter of 1994. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 12.14% for the first quarter of 1995 compared with 14.33% for the same period of 1994. Return on average stockholders' equity, including the SFAS 115 adjustment, was 12.89% for the first quarter of 1995 compared with 13.35% for the first quarter of 1994.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the first quarter of 1995 and 1994. Net interest income on a fully taxable equivalent basis totaled $47.6 million for the first quarter of 1995, a decrease of $.3 million or .5% from $47.9 million for the same period of 1994.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities.

     During the first quarter of 1995, as compared with the first quarter of 1994, as shown in Table 2, there was a decrease in net interest income of $2.9 million due to changes in volume and an increase of $2.7 due to changes in rates.

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

     Average earning assets were $4.7 billion for the first quarter of 1995 and the first quarter of 1994. The interest rate spread for the first quarter of 1995 was 3.43% compared with 3.55% for the first quarter of 1994. The net interest margin amounted to 4.04% for the first quarter of 1995 compared with 4.11% for the same period of 1994. The net interest margin, excluding the SFAS 115 market value adjustment, amounted to 4.00% and 4.16% for the first quarter of 1995 and 1994, respectively.

     Interest rates during the first quarter of 1995 were higher than the rates experienced in the first quarter of 1994. The average prime rate in 1995 was 8.83% compared with 6.02% in 1994. The average federal funds rate increased to 5.81% for 1995 compared with 3.21% in 1994. During the first quarter of 1995, compared with the same period of 1994 the average yield on earning assets increased 92 basis points while the average cost of interest bearing liabilities increased 104 basis points resulting in a decrease in the interest rate spread of 12 basis points. The yield on the investment securities portfolio increased 66 basis points primarily due to the reinvestment of maturities at significantly higher rates. Average loans, which represent the highest yielding earning assets, increased $313.6 million or 12.3% for the first quarter of 1995 compared with the first quarter of 1994 due to the increased loan demand in 1995. The increasing rates in 1995, with new loans issued at the then current market levels, was the primary reason for the 99 basis point increase in the overall average loan yield. The cost of interest bearing deposits increased to 4.20% in 1995 compared with 3.54% in 1994. The overall interest rates offered for these deposits continued to increase during 1995. Additionally, the mix of these deposits changed as depositors invested in longer term certificates of deposit, moving from shorter term instruments. The increase in the cost of short-term borrowings (247 basis points) was caused primarily by the rise in the federal funds rate. While the interest rate spread decreased 12 basis points, the increased value of non-interest bearing funds in a higher rate environment, resulted in only a 7 basis point decline in net interest margin.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at March 31, 1995 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. Generally, an asset sensitive gap will benefit Dauphin during periods of rising interest rates, while a liability sensitive gap will benefit Dauphin during declining rates. The gap reflects Dauphin's sensitivity to rate changes over a period of time. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.9 million for the first quarter of 1995 and the first quarter of 1994. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the first quarter of 1995 and 1994.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at March 31, 1995, December 31, 1994 and March 31, 1994. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure or considered to be in an in-substance foreclosure status.

     On January 1, 1995, Dauphin adopted Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for

Impairment of a Loan - Income Recognition and Disclosures". SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price, or the fair value of the collateral if the loan is collateral dependent. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and to require additional disclosure on interest income recognition related to impaired loans. On January 1, 1995 the balance of impaired loans was $17.4 million and the reserve on these loans was $3.9 million. On March 31, 1995 the balance of impaired loans was $10.7 million and the reserve on these loans was $3.0 million.

NON-INTEREST INCOME

     Non-interest income increased $1.5 million or 10.9% for the first quarter of 1995 when compared with the first quarter of 1994. Exclusive of securities gains, the increase was $3.0 million or 24.9%. Service charges on deposit accounts decreased $.2 million or .6%. Other service charges and fees increased $.5 million as a result of credit card related activities. The results of operations of Hopper Soliday & Co., Inc. (Hopper Soliday) decreased non-interest income by $.2 million for 1995. The increase of $2.5 million in mortgage banking income is due to the acquisition of Eastern Mortgage, a full service mortgage banking operation, as of July 1, 1994. Prior year's income includes a limited mortgage banking operation within other subsidiaries. Other non-interest income increased $.2 million as a result of gains on the sale of consumer loans.

NON-INTEREST EXPENSE

     Non-interest expense amounted to $37.5 million for the first quarter of 1994 and $32.0 for the first quarter of 1995. Excluding the results of operations of Hopper Soliday and Eastern Mortgage, non-interest expense increased $1.2 million for the first quarter of 1995 compared with 1994.

     Salaries and employee benefits increased $2.8 million or 17.1%. The $2.8 million increase for 1995 was, for the most part, due to the addition of Eastern Mortgage. Excluding Hopper Soliday and Eastern Mortgage, salaries and employee benefits decreased $.4 million in 1995 compared with 1994 primarily due to cost savings from the operations consolidation of Farmers Bank and Trust Company of Hanover. The number of full-time equivalent employees was 2,249 at March 31, 1995 and 2,086 at March 31, 1994.

INCOME TAXES

     Dauphin's effective tax rate for the first quarter of 1995 was 24.1% and 24.5% for the first quarter of 1994. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995 an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the first quarter of 1995 and 1994, Dauphin repurchased 190,000 shares for $4.6 million and 130,000 shares for $3.2 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital includes the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At March 31, 1995, Dauphin and its banking subsidiary exceeded all capital requirements.


NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-

Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

     Management presently does not know and cannot reasonably estimate the impact of SFAS 121 on its financial condition or results of operations.

     SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. Earlier application is encouraged. Restatement of previously issued financial statements is not permitted.

TABLE 1 - Net Interest Income

                                                    (Dollars in thousands)
                                                      Three Months Ended
                                                          March 31,
                                                      -----------------
                                                       1995      1994
                                                      -------   -------
Total interest income                                 $90,612   $78,495
Total interest expense                                 46,352    34,555
                                                      -------   -------

Net interest income                                    44,260    43,940
Tax equivalent adjustment                               3,382     3,951
                                                      -------   -------

Net interest income (fully taxable equivalent)        $47,642   $47,891
                                                      =======   =======



TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                               (Dollars in thousands)
                                                 Three Months Ended
                                                      March 31,
                                                      1995/1994
                                             ---------------------------
                                               Change due to     Total
                                             -----------------
                                             Volume      Rate    Change
                                             -------   -------   -------
(Taxable equivalent)
Interest income
  Short-term investments                     $   149   $    46   $   195
  Investment securities                       (7,973)    5,351    (2,622)
  Assets held for sale                         1,167         6     1,173
  Loans                                        5,881     6,921    12,802
                                             -------   -------   -------
    Total interest income                       (776)   12,324    11,548
                                             -------   -------   -------
Interest expense
  Interest bearing deposits                      593     4,234     4,827
  Short-term borrowings                        1,568     5,406     6,974
  Long-term borrowings                            (7)        3        (4)
                                             -------   -------   -------
    Total interest expense                     2,154     9,643    11,797
                                             -------   -------   -------
Net interest income                          $(2,930)  $ 2,681   $  (249)
                                             =======   =======   =======

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis)

                                                                    (Dollars in thousands)
                                                   First Quarter 1995                    First Quarter 1994
                                            ---------------------------------    ---------------------------------
                                             Average                  Average     Average                  Average
                                             Balance       Interest    Rate       Balance       Interest    Rate
                                            ----------     --------   -------    ----------     --------   -------
ASSETS
Short-term investments
 Interest bearing deposits                  $    5,152        $108     8.50%     $    5,906         $92     6.32%
 Federal funds sold and securities
   purchased under agreements to resell         11,951         187     6.35           1,061           8     3.06
                                            ----------     -------               ----------     -------
    Total short-term investments                17,103         295     7.00           6,967         100     5.82
                                            ----------     -------               ----------     -------
Investment securities
 U.S. government obligations                   233,537       3,278     5.69         261,494       3,707     5.75
 U.S. government agencies                    1,091,738      18,506     6.78       1,310,435      19,038     5.81
 State and municipals                          357,188       8,646     9.68         433,715      10,084     9.30
 Other securities                               91,502       1,566     6.85         108,317       1,789     6.61
                                            ----------     -------               ----------     -------
    Total investment securities              1,773,965      31,996     7.22       2,113,961      34,618     6.56
                                            ----------     -------               ----------     -------
Assets held for sale                            74,702       1,359     7.31          11,673         186     6.38
                                            ----------     -------               ----------     -------
Loans (1)
  Commercial                                   926,531      20,248     8.86         897,513      14,911     6.74
  Commercial mortgages                         522,981      11,878     9.21         518,874      10,154     7.94
  Residential mortgages (2)                    821,212      16,447     8.06         674,733      13,206     7.88
  Consumer (3)                                 590,725      11,771     8.08         456,747       9,271     8.23
                                            ----------     -------               ----------     -------
    Total loans                              2,861,449      60,344     8.54       2,547,867      47,542     7.55
                                            ----------     -------               ----------     -------
    Total earning assets                     4,727,219      93,994     8.02       4,680,468      82,446     7.10
                                                           -------                              -------

Other assets                                   308,606                              275,694
                                            ----------                           ----------
    Total assets                            $5,035,825                 7.53%     $4,956,162                 6.70%
                                            ==========                 ====      ==========                 ====

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits      $1,482,892       8,817     2.41%     $1,663,222       9,211     2.25%
  Time deposits of $100,000 or more            307,633       4,991     6.58         268,592       3,001     4.53
  Other time deposits                        1,289,998      18,076     5.68       1,170,115      14,845     5.15
                                            ----------     -------               ----------     -------
    Total interest bearing deposits          3,080,523      31,884     4.20       3,101,929      27,057     3.54
Short-term borrowings                          925,199      12,809     5.61         753,403       5,835     3.14
Long-term borrowings                            91,902       1,659     7.27          92,190       1,663     7.26
                                            ----------     -------               ----------     -------
    Total interest bearing liabilities       4,097,624      46,352     4.59       3,947,522      34,555     3.55
                                                           -------                              -------

Non-interest bearing demand deposits           413,920                              404,640
Other liabilities                               45,574                               60,310
Stockholders' equity                           478,707                              543,690
                                            ----------                           ----------
    Total liabilities and
      stockholders' equity                  $5,035,825                 3.73%     $4,956,162                 2.83%
                                            ==========                 ====      ==========                 ====
Interest rate spread                                                   3.43%                                3.55%
Effect of non-interest bearing funds                                   0.61                                 0.56
                                                                       ----                                 ----
Net interest income/margin                                 $47,642     4.04%                    $47,891     4.11%
                                                           =======     ====                     =======     ====

(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                       (Dollars in thousands)
                                                                           March 31, 1995
                                                     --------------------------------------------------------------
                                                                     Interest Sensitivity Period
                                                     --------------------------------------------------------------
                                                       Month       Quarter     Six Months     Annual      5 Years
                                                     ----------   ----------   ----------   ----------   ----------
Earning assets:
Short-term investments                                  $11,088      $11,088      $11,088      $11,088      $11,088
Investment securities                                   475,385      568,827      716,948      946,841    1,600,435
Assets held for sale                                     67,161       67,161       67,161       67,161       67,161
Loans                                                 1,124,974    1,212,530    1,344,696    1,630,904    2,529,862
                                                     ----------   ----------   ----------   ----------   ----------
   Total                                             $1,678,608   $1,859,606   $2,139,893   $2,655,994   $4,208,546
                                                     ==========   ==========   ==========   ==========   ==========
Interest bearing liabilities:
Deposits                                             $1,139,941   $1,330,261   $1,501,413   $1,888,585   $2,415,204
Short-term borrowings                                   845,350      845,350      845,350      845,350      845,350
Long-term borrowings                                     31,007       51,021       51,042       51,084       90,363
                                                     ----------   ----------   ----------   ----------   ----------
   Total                                             $2,016,298   $2,226,632   $2,397,805   $2,785,019   $3,350,917
                                                     ==========   ==========   ==========   ==========   ==========
 Interest sensitivity gap                             ($337,690)   ($367,026)   ($257,912)   ($129,025)    $857,629
 Interest sensitive assets to interest
   sensitive liabilities ratio                             0.83         0.84         0.89         0.95         1.26
Regulatory presentation:
 Interest sensitivity gap                             ($795,133)   ($824,469)   ($715,355)   ($586,468)    $400,186
 Interest sensitive assets to interest
   sensitive liabilities ratio                             0.68         0.69         0.75         0.82         1.11


TABLE 5 - Analysis of Allowance for Loan Losses

                                                      (Dollars in thousands)
                                                        Three Months Ended
                                                             March 31,
                                                        --------------------
                                                         1995         1994
                                                        -------      -------
Balance, beginning of period                            $40,216      $39,182
Provision charged to operating expenses                   1,870        1,884
Allowance of subsidiary sold                                            (101)
Total loans charged off                                   2,193        2,442
Total recoveries                                          1,043          523
                                                        -------      -------
Net charge-offs                                           1,150        1,919
                                                        -------      -------
Balance, end of period                                  $40,936      $39,046
                                                        =======      =======

Total loans:
  Average                                            $2,861,449   $2,547,867
  Period-end                                          2,846,003    2,556,766
Ratios:
  Net charge-offs to average loans (annualized)            0.16%        0.31%
  Allowance for loan losses to period-end loans            1.44         1.53

TABLE 6 - Non-Performing Assets

                                                      (Dollars in thousands)
                                                March 31,  December 31,  March 31,
                                                 1995          1994        1994
                                                -------       -------     -------
Non-accrual loans                                $8,562        $9,569     $14,372
Restructured loans                                5,732         5,599       7,252
                                                -------       -------     -------
  Total non-performing loans                     14,294        15,168      21,624
Other real estate owned                           3,131         3,056       2,576
                                                -------       -------     -------
  Total non-performing assets                   $17,425       $18,224     $24,200
                                                =======       =======     =======
Ratios:
  Non-performing loans to total loans              0.50%         0.53%       0.85%
  Non-performing assets to total loans and
   other real estate owned                         0.61          0.64        0.95
  Allowance for loan losses to non-performing
   loans                                         286.39        265.14      180.57
 Loans past due 90 or more days as to
   interest or principal                         $5,183        $5,149      $4,860
                                                =======       =======     =======

                          PART II - OTHER INFORMATION
                          ---------------------------

                     For the Quarter Ended March 31, 1995

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              11       Statement regarding Computation of Per Share Earnings.

              15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1995.

              15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1995.

              27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1995.

        (b)   Reports on Form 8-K

              A current report on Form 8-K dated February 21, 1995 was filed with the Securities and Exchange Commission on or about March 7, 1995. The report was filed under Item 5 - "Other Events" and disclosed that the Board of Directors of Dauphin has authorized the repurchase of up to 1,500,000 shares of Dauphin's outstanding common stock.

              There were no other reports on Form 8-K filed for the three months ended March 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Dauphin Deposit Corporation
                                     ---------------------------
                                             (Registrant)



Date:  May 8, 1995                   /s/Christopher R. Jennings
- ------------------------             -------------------------------
                                     Christopher R. Jennings
                                       Chairman of the Board and
                                       Chief Executive Officer



Date:  May 8, 1995                   /s/Dennis L. Dinger
- ------------------------             -------------------------------
                                     Dennis L. Dinger, Senior
                                       Executive Vice President
                                       and Chief Fiscal and
                                       Administrative Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit                                                           Sequential
Number                                                           Page Number
- --------                                                         ------------


11                 Statement regarding Computation of
                   Per Share Earnings.

15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
                   March 31, 1995.

15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
                   March 31, 1995.

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1995.