Form 10-Q
period 1995-06-30
DAUPHIN DEPOSIT CORP
filed 1995-08-10
CIK 215619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995                Commission File Number 0-8415
                      -------------                                       ------



                          DAUPHIN DEPOSIT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



     Pennsylvania                                              23-1938831
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)


     213 Market Street, Harrisburg, Pennsylvania                    17105
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code             (717) 255-2121
                                                              ------------------



                                NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                     Outstanding at July 26, 1995
--------------------------                          ----------------------------
Common Stock, $5 Par Value                                 30,687,264 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                      For the Quarter Ended June 30, 1995


                                    Contents
                                    --------


PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets as of June 30, 1995 and 1994 and December 31, 1994

          Consolidated Statements of Income for the Three Month and Six Month Periods Ended June 30, 1995 and 1994

          Consolidated Statements of Cash Flows for the Six
            Month Periods Ended June 30, 1995 and 1994

          Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
----------

                                    Part I
                                    ------
                      For the Quarter Ended June 30, 1995

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                              (Dollars in thousands)
                                                                                    June 30,       December 31,     June 30,
                                                                                      1995             1994           1994
                                                                                   -----------    -----------    -----------
                                                                                   (Unaudited)      (Audited)     (Unaudited)
ASSETS
Cash and due from banks                                                              $192,354       $202,911       $178,666
                                                                                   -----------    -----------    -----------
Short-term investments
  Interest bearing deposits                                                             6,045          3,738          3,631
  Federal funds sold and securities purchased under agreements to resell                9,000         11,302         19,232
                                                                                   -----------    -----------    -----------
    Total short-term investments                                                       15,045         15,040         22,863
                                                                                   -----------    -----------    -----------
Investment securities available-for-sale, at fair value                             1,666,022      1,783,803      1,873,767

Assets held for sale, primarily mortgage loans held for sale                          100,617         46,222          4,273

Loans (net of unearned income)                                                      2,904,652      2,861,133      2,642,403
Allowance for loan losses                                                             (41,350)       (40,216)       (39,287)
                                                                                   -----------    -----------    -----------
    Total net loans                                                                 2,863,302      2,820,917      2,603,116
                                                                                   -----------    -----------    -----------
Bank premises and equipment                                                            68,210         67,088         65,540
Other assets                                                                          102,339        134,371         91,245
                                                                                   -----------    -----------    -----------
    Total assets                                                                   $5,007,889     $5,070,352     $4,839,470
                                                                                   ===========    ===========    ===========
LIABILITIES
Deposits
  Non-interest bearing                                                               $478,893       $464,919       $420,212
  Interest bearing                                                                  3,339,699      3,049,965      3,105,494
                                                                                   -----------    -----------    -----------
    Total deposits                                                                  3,818,592      3,514,884      3,525,706
                                                                                   -----------    -----------    -----------
Short-term borrowings
  Federal funds purchased and securities sold under agreements to repurchase          453,936        894,511        621,139
  U.S. Treasury tax and loan notes                                                    100,036         46,266         50,956
                                                                                   -----------    -----------    -----------
    Total short-term borrowings                                                       553,972        940,777        672,095
                                                                                   -----------    -----------    -----------
Long-term debt                                                                         40,809         91,954         92,014
Accrued expenses and taxes                                                             73,943         56,088         50,647
                                                                                   -----------    -----------    -----------
    Total liabilities                                                               4,487,316      4,603,703      4,340,462
                                                                                   -----------    -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
  Common stock, $5 par value; 200,000,000 shares authorized,
    32,641,614 shares issued of which 1,853,172, 1,696,447,
    and 652,929 shares are held as treasury stock, respectively                       163,208       163,208         163,208
  Surplus                                                                              10,832        11,770          11,706
  Retained earnings                                                                   389,806       373,921         354,832
  Unrealized gains (losses) on securities available-for-sale, net of deferred taxes     1,723       (41,036)        (14,559)
                                                                                   -----------    -----------    -----------
                                                                                      565,569       507,863         515,187
  Less: Treasury stock - at cost                                                      (44,996)      (41,214)        (16,179)
                                                                                   -----------    -----------    -----------
    Total stockholders' equity                                                        520,573       466,649         499,008
                                                                                   -----------    -----------    -----------
    Total liabilities and stockholders' equity                                     $5,007,889     $5,070,352     $4,839,470
                                                                                   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                      (Dollars in thousands, except per share data)
                                                                      Three Months                      Six Months
                                                                      Ended June 30,                  Ended June 30,
                                                                ------------------------         ------------------------
                                                                    1995          1994              1995           1994
                                                                ----------     ---------         ---------      ---------
Interest income
   Interest and fees on loans                                     $61,173       $50,094          $120,933        $97,035
   Interest and dividends on investment securities
      Taxable                                                      23,058        24,737            47,150         49,844
      Exempt from federal income taxes                              4,599         6,082             9,710         12,247
   Interest on deposits                                                65            89               173            181
   Interest on assets held for sale                                 1,589           187             2,943            369
   Interest on federal funds sold and other
      short-term investments                                          178            26               365             34
                                                                 ---------     ---------         ---------      ---------
Total interest income                                              90,662        81,215           181,274        159,710
                                                                 ---------     ---------         ---------      ---------
Interest expense
   Interest on deposits
      Savings deposits                                              8,694         9,183            17,511         18,394
      Time deposits                                                21,984        14,855            40,060         29,700
      Time deposits in denominations of
           $100,000 or more                                         6,894         3,555            11,885          6,556
                                                                 ---------     ---------         ---------      ---------
                                                                   37,572        27,593            69,456         54,650
    Interest on short-term borrowings                               9,043         7,168            21,852         13,003
    Interest on long-term borrowings                                1,104         1,675             2,763          3,338
                                                                 ---------     ---------         ---------      ---------
Total interest expense                                             47,719        36,436            94,071         70,991
                                                                 ---------     ---------         ---------      ---------
Net interest income                                                42,943        44,779            87,203         88,719
Provision for loan losses                                           1,246         1,870             3,116          3,754
                                                                 ---------     ---------         ---------      ---------
Net interest income after provision for loan losses                41,697        42,909            84,087         84,965
                                                                 ---------     ---------         ---------      ---------
Non-interest income
   Fiduciary activities                                             4,358         4,118             8,749          8,186
   Service charges on deposit accounts                              2,800         2,975             5,466          5,806
   Other service charges and fees                                   3,097         2,880             5,826          5,158
   Broker/dealer commissions and fees                               1,472         2,092             3,148          3,992
   Mortgage banking                                                 4,638           206             7,350            448
   Securities gains, net                                            1,464           586             1,470          2,124
   Other                                                              597           849             1,580          1,666
                                                                 ---------     ---------         ---------      ---------
Total non-interest income                                          18,426        13,706            33,589         27,380
                                                                 ---------     ---------         ---------      ---------
Non-interest expense
   Salaries and employee benefits                                  18,992        16,855            38,462         33,484
   Net occupancy expense                                            2,469         2,046             4,967          4,385
   Furniture and equipment expense                                  2,624         2,240             5,390          4,570
   Deposit insurance                                                1,957         1,989             3,915          3,980
   Other                                                           12,385         9,677            23,191         18,394
                                                                 ---------     ---------         ---------      ---------
Total non-interest expense                                         38,427        32,807            75,925         64,813
                                                                 ---------     ---------         ---------      ---------
Income before income taxes                                         21,696        23,808            41,751         47,532
Provision for income taxes                                          5,619         5,841            10,455         11,664
                                                                 ---------     ---------         ---------      ---------
Net income                                                        $16,077       $17,967           $31,296        $35,868
                                                                 =========     =========         =========      =========
Net income per share                                                $0.52         $0.56             $1.01          $1.11
Cash dividends declared per share                                   $0.25         $0.23             $0.50          $0.46
Weighted average number of shares outstanding                  30,955,397    32,251,108        31,007,223     32,446,897

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       (Dollars in thousands)
                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                     --------------------------
                                                                                       1995              1994
                                                                                     ---------         ---------
Operating activities
  Net income                                                                           $31,296           $35,868
  Adjustments:
    Provision for loan losses                                                            3,116             3,754
    Provision for depreciation, amortization and accretion                               3,774             4,638
    Amortization of goodwill                                                               813               468
    Deferred income taxes                                                                   76               293
    Securities gains, net                                                               (1,470)           (2,124)
    (Increase) decrease in interest receivable                                           2,554              (672)
    Increase in accrued expenses and taxes                                              17,855             6,203
    Capitalized interest on deposits                                                    26,538            20,990
    Amortization of purchased and excess mortgage servicing rights                       1,386               287
    Gain on sale of mortgage loans held for sale                                        (2,273)             (138)
    Sale of mortgages loans held for sale                                              266,498            45,628
    Loans originated for sale                                                         (303,189)          (53,711)
    Purchase of mortgage loans held for sale                                           (12,969)
    Other, net                                                                          (1,045)           (8,428)
                                                                                     ---------         ---------
      Net cash provided by operating activities                                         32,960            53,056
                                                                                     ---------         ---------
Investing activities
  Proceeds from sales of investment securities                                          93,545           149,642
  Proceeds from maturities of investment securities                                    177,209           261,369
  Purchases of investment securities                                                   (87,569)         (273,212)
  Net increase in assets held for sale, other than loans held for sale                  (2,462)             (960)
  Net increase in loans                                                                (79,399)          (63,957)
  Sale of residential mortgage and other consumer loans                                 39,507            13,973
  Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB                                            797
  Net purchases of bank premises and equipment                                          (4,863)           (4,715)
                                                                                     ---------         ---------
      Net cash provided by investing activities                                        135,968            82,937
                                                                                     ---------         ---------
Financing activities
  Net increase (decrease) in demand deposits and savings accounts                     (136,435)            4,912
  Net increase (decrease) in time deposits                                             413,605           (75,490)
  Net decrease in short-term borrowings                                               (386,805)           (8,291)
  Net decrease in long-term debt                                                       (51,145)              (40)
  Issuance of common stock and treasury stock                                            4,177             1,693
  Acquisition of treasury stock                                                         (8,921)          (15,675)
  Cash dividends paid                                                                  (15,461)          (14,331)
                                                                                     ---------         ---------
      Net cash used by financing activities                                           (180,985)         (107,222)
                                                                                     ---------         ---------
      Increase (decrease) in cash and cash equivalents                                 (12,057)           28,771
Cash and cash equivalents at beginning of period                                       210,911           152,295
                                                                                     ---------         ---------
Cash and cash equivalents at end of period                                            $198,854          $181,066
                                                                                     =========         =========
Total interest paid                                                                    $62,827           $51,750
Total income taxes paid                                                                  9,950            11,573

Schedule of non-cash investing and financing activities:
     Loans charged off                                                                   4,090             4,744
     Net loan transfers to other real estate owned                                         800             3,546
     Conversion of convertible subordinated debentures                                      90               400

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

     The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to mortgage servicing rights which are discussed further in Note 5 and the accounting policies relating to impairment of loans which are discussed in Dauphin's Form 10-Q for the quarter ended March 31, 1995. These policies are presented on pages 35 through 38 of the 1994 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.


Note 2 - Investment Securities

     A summary of investment securities at June 30, 1995, December 31, 1994 and June 30, 1994 is as follows:

                                                                               (Dollars in thousands)
                                                          June 30, 1995          December 31, 1994          June 30, 1994
                                                    -----------------------   -----------------------    --------------------
                                                    Amortized       Fair      Amortized        Fair      Amortized     Fair
                                                       Cost        Value         Cost         Value         Cost      Value
                                                    ---------     --------    ---------     --------     --------    --------
U.S. Treasury and other U.S.                         $620,059     $621,073     $687,005     $665,520     $676,634    $669,643
     government agencies and corporations
Obligations of states and political subdivision       315,744      326,383      369,061      366,712      405,413     413,233
Debt securities issued by foreign governments             900          895          900          896        2,407       2,403
Corporate securities                                   59,577       59,898       79,032       78,283       73,431      73,813
Mortgage-backed securities                            647,798      638,516      698,035      659,493      724,675     700,987
                                                   ----------   ----------   ----------   ----------   ----------  ----------
     Total debt securities                          1,644,078    1,646,765    1,834,033    1,770,904    1,882,560   1,860,079
Equity securities                                      19,292       19,257       12,903       12,899       13,606      13,688
                                                   ----------   ----------   ----------   ----------   ----------  ----------
     Total investment securities                   $1,663,370   $1,666,022   $1,846,936   $1,783,803   $1,896,166  $1,873,767
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

     A reconciliation between the effective income tax rate and the statutory rate follows:

                                                     Percentage of pre-tax income
                                         ------------------------------------------------------
                                              Three months                     Six months
                                             ended June 30,                  ended June 30,
                                         -----------------------       ------------------------
                                          1995            1994            1995            1994
                                          ----            ----            ----            ----
Statutory federal income tax rate         35.0%           35.0%           35.0%           35.0%
Tax exempt income                         (9.2)          (10.6)          (10.0)          (10.6)
Other, net                                 0.1             0.1                             0.1
                                         ------          ------          ------          ------
Effective income tax rate                 25.9%           24.5%           25.0%           24.5%
                                         ======          ======          ======          ======

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

     The contingent liability at June 30, 1995 represented by letters of credit issued to customers amounted to approximately $125.8 million.

Note 5 - New Accounting Standards

     Effective January 1, 1995, Dauphin adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. When capitalizing mortgage servicing rights, an institution shall allocate the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income.

     SFAS 122 also requires an entity to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. Subsequent to the initial measurement of impairment, the valuation allowance is adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized as mortgage servicing rights (net of amortization), however, is not recognized.

     Dauphin recognizes the fair value of servicing rights retained at the time a mortgage loan is sold or securitized. Such fair value is primarily based on observable market prices. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, Dauphin stratifies those rights based on the predominant risk characteristics of the underlying loans. Dauphin primarily stratifies mortgage servicing rights by loan type (e.g. conventional or government guaranteed and adjustable-rate or fixed-rate mortgage loans). Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

     The amount of originated mortgage servicing rights from January 1 through June 30, 1995 was $1,723,000. At June 30, 1995, the total amount of capitalized mortgage servicing rights (including mortgage servicing rights purchased) was $8,611,000. The fair value of such rights was approximately $9,000,000. There was no valuation allowance for impairment related to such rights.

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

SUMMARY

     Dauphin recorded net income for the second quarter of 1995 of $16.1 million, compared with $18.0 million recorded for the same quarter of 1994. Net income per share for the second quarter of 1995 amounted to $.52, compared with $.56 for the same period in 1994, a decrease of 7.1%. Net income for the first six months of 1995 amounted to $31.3 million compared with $35.9 million recorded for the same period of 1994. Net income per share for the first six months of 1995 amounted to $1.01, compared with $1.11 for the same period of 1994, a decrease of 9.0%.

     Dauphin's return on average total assets was 1.30% for the second quarter of 1995, compared with 1.46% for the second quarter of 1994. For the first six months of 1995, the return on average assets was 1.26%, compared with 1.46% for the same period of 1994. Return on average stockholders' equity was 12.41% for the second quarter of 1995, compared with 14.20% for the same period of 1994. Return on average stockholders' equity was 12.28% for the first six months of 1995, compared with 14.27% for the same period of 1994. Return on average stockholders' equity, including the SFAS 115 adjustment, was 12.60% for the second
quarter of 1995 compared with 14.27% for the second quarter to 1994.   Return on
average stockholders' equity, including the SFAS 115 adjustment, amounted to 12.74% for the first six months of 1995 compared with 13.80% for the first six months of 1994.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the second quarter and the first six months of 1995 and 1994. Net interest income on a fully taxable equivalent basis totaled $46.0 million for the second quarter of 1995, a decrease of $2.6 million or 5.4% from $48.6 million for the same period of 1994. For the first six months of 1995, net interest income amounted to $93.7 million, a decrease of $2.9 million or 3.0% from $96.6 million for 1994.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and rates for Dauphin's assets and liabilities.

     During the second quarter of 1995, as compared with the second quarter of 1994, as shown in Table 2, there was a decrease in net interest income of $1.7 million due to changes in volume and a decrease of $.9 million due to changes in rate. During the first six months of 1995, as compared with the same period of 1994, there was a decrease of $3.4 million due to changes in volume and an increase of $.5 million due to changes in rate.

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

     Average earning assets increased to $4.7 billion for the second quarter of 1995 from $4.6 billion for the second quarter of 1994, an increase of 1.2%. For the first six months of 1995, average earning assets were $4.7 billion for 1995 and 1994. The interest rate spread for the second quarter of 1995 was 3.23%
compared with 3.68% for the second quarter of 1994.   The net interest margin
was 3.94% for the second quarter of 1995 compared with 4.21% for 1994. For the first six months, the interest rate spread decreased to 3.33% from 3.62% while the net interest margin decreased to 3.99% from 4.16%.

     Interest rates during 1995 were higher than the rates experienced in 1994. The average prime rate for the second quarter of 1995 was 9.00% and the first six months of 1995 was 8.91% compared with 6.90% and 6.46% for the same periods in 1994. The average federal funds rate increased to 6.02% for the second quarter of 1995 compared with 3.92% for the same period in 1994. For the first six months of 1995 the average federal funds rate was 5.91% compared with 3.57% for 1994. During the second quarter of 1995, compared with the same period of 1994, the average yield on earning assets increased 66 basis points while the average cost of interest bearing liabilities increased 111 basis points, resulting in a decrease in the interest rate spread of 45 basis points. For the first six months of 1995 compared with 1994, the yield on earning assets increased 78 basis points while the average cost of interest bearing liabilities increased 107 basis points, resulting in a decrease in the interest rate spread of 29 basis points. The yield on the investment securities portfolio increased 19 basis points for the second quarter and 43 basis points for the first six months primarily due to the reinvestment of maturities at significantly higher rates. Average loans, which represent the highest yielding earning assets, increased $269.1 million or 10.3% for the second quarter of 1995 compared with the second quarter of 1994. For the first six months of 1995, the increase was $291.2 million or 11.3% compared with the same period in 1994. The increased rates in 1995, with new loans issued at the then current market levels, was the primary reason for the increase of 82 basis points for the second quarter and 90 basis points for the first six months in the overall average loan yield. The cost of interest bearing deposits increased 102 basis points for the second quarter of 1995 compared with the second quarter of 1994. For the first six months of 1995 compared with 1994 the increase was 84 basis points. In addition to the increase in interest rates offered for these deposits during 1995, the mix of these deposits changed as depositors invested in longer term certificates of deposit, moving from shorter term instruments which typically have lower rates. The increase in the cost of short-term borrowings was caused primarily by the rise in the federal funds rate. The decrease in the interest rate spread of 45 basis points for the second quarter was partially offset by an increase in the value of non-interest bearing funds which resulted in a 27 basis point decline in the net interest margin. For the first six months, the interest rate spread decreased 29 basis points which was partially offset by an increase in the value of non-interest bearing funds which resulted in a 17 basis point decline in the net interest margin.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at June 30, 1995 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. Generally, an asset sensitive gap will benefit Dauphin during periods of rising interest rates, while a liability sensitive gap will benefit Dauphin during declining rates. The gap at June 30, 1995 reflects Dauphin's sensitivity to rate changes over future periods of time. However, the mix of assets and liabilities also impact Dauphin's future net interest income. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.2 million for the second quarter of 1995 compared with $1.9 million for the second quarter of 1994. The provision for the first six months of 1995 was $3.1 million compared with $3.8 million for 1994. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the second quarter and the first six months of 1995 and 1994.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at June 30,

1995, December 31, 1994 and June 30, 1994. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure.

NON-INTEREST INCOME

     Non-interest income increased $4.7 million or 34.4% for the second quarter of 1995 when compared with the second quarter of 1994. Exclusive of securities gains, the increase was $3.8 million or 29.3%. Non-interest income increased $6.2 million or 22.7% for the first six months of 1995 as compared with the same period of 1994. Exclusive of securities gains, the increase for the first six months of 1995 compared with 1994 was $6.9 million or 27.2%. The results of operations of Dauphin's broker/dealer subsidiary, Hopper Soliday & Co., Inc. (Hopper Soliday), decreased non-interest income by $.6 million for the second quarter and decreased non-interest income by $.8 million for the first six months of 1995 compared with 1994. The Hopper Soliday decrease was primarily caused by the increased interest rate environment which negatively effected the volume of transactions. The increase of $4.4 million in mortgage banking income for the second quarter of 1995 compared with the second quarter of 1994 and the increase of $6.9 million for the six months of 1995 compared with 1994 is due to the acquisition of Eastern Mortgage, a full service mortgage banking operation, as of July 1, 1994. Prior year's income included a limited mortgage banking operation within other subsidiaries.

     Effective January 1, 1995, Dauphin adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" (SFAS 122). SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information. The amount of originated mortgage servicing rights included in mortgage banking income for the six months ended June 30, 1995 was $1.7 million.

NON-INTEREST EXPENSE

     Non-interest expense increased $5.6 million or 17.1% from the second quarter of 1994 to the second quarter of 1995. For the first six months of 1995, compared with the same period of 1994, non-interest expenses increased $11.1 million or 17.1%. Excluding the results of operations of Hopper Soliday and Eastern Mortgage, non-interest expense increased $1.3 million or 4.3% for the second quarter of 1995 compared with 1994 and a $2.5 million or 4.0% for the six months of 1995 compared with 1994.

     Salaries and employee benefits increased $2.1 million or 12.7% for the second quarter of 1995. For the first six months of 1995, compared with the same period of 1994 salaries and employee benefits increased $5.0 million or 14.9%. Excluding Hopper Soliday and Eastern Mortgage, salaries and employee benefits decreased $1.0 million or 6.7% and $1.4 million or 4.6% for the second quarter and the first six months of 1995, respectively, compared with the same periods of 1994. This salary decrease was primarily due to cost savings from the operations consolidation of the Farmers Bank and Valleybank Divisions which were partially offset by normal salary adjustments. Full-time equivalent employees increased 11.3% to 2,290 at June 30, 1995 compared with 2,057 at June 30, 1994.

     All other non-interest expense increased $3.5 million or 21.8% for the second quarter and $6.1 million or 19.6% for the six months of 1995, compared with the same period of 1994. Without the effect of Hopper Soliday and Eastern Mortgage, all other non-interest expense increased $2.4 million or 15.4% for the second quarter and $3.9 million or 12.9% for the six months of 1995, compared with the same period of 1994. These increased expenses primarily reflect strategic initiatives being implemented in 1995, which are important to Dauphin's continued future growth and profitability.

INCOME TAXES

     Dauphin's effective tax rate for the second quarter of 1995 was 25.9%, compared with 24.5% for the second quarter of 1994. The effective tax rate for the first six months of 1995 was 25.0%, compared with 24.5% for the same period of 1994. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

CAPITAL MANAGEMENT

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995 an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the first six months of 1995 and 1994, Dauphin repurchased 368,000 shares for $8.9 million and 633,700 shares for $15.7 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At June 30, 1995, Dauphin and its banking subsidiary exceeded all capital requirements.

TABLE 1 - Net Interest Income

                                                                              (Dollars in thousands)
                                                             Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                          ----------------------------        ------------------------
                                                            1995                1994            1995            1994
                                                          --------            --------        --------        --------
Total interest income                                      $90,662             $81,215        $181,274        $159,710
Total interest expense                                      47,719              36,436          94,071          70,991
                                                          --------            --------        --------        --------
Net interest income                                         42,943              44,779          87,203          88,719
Tax equivalent adjustment                                    3,096               3,887           6,478           7,838
                                                          --------            --------        --------        --------
Net interest income (fully taxable equivalent)             $46,039             $48,666         $93,681         $96,557
                                                          ========            ========        ========        ========

TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                                     (Dollars in thousands)
                                        Three Months Ended                 Six Months Ended
                                            June 30,                           June 30,
                                           1995/1994                          1995/1994
                                  ------------------------------     -------------------------------
                                    Change due to                       Change due to
                                  ------------------      Total      -------------------     Total
                                  Volume       Rate      Change      Volume       Rate      Change
                                  ------       ----      ------      ------       ----      ------
(Taxable equivalent)
Interest income
  Short-term investments              $113       $15        $128         $266       $57        $323
  Investment securities             (6,026)    2,044      (3,982)     (12,659)    6,055      (6,604)
  Assets held for sale               1,383        25       1,408        2,520        61       2,581
  Loans                              4,539     6,563      11,102       10,985    12,919      23,904
                                  --------  --------    --------     --------  --------    --------
    Total interest income                9     8,647       8,656        1,112    19,092      20,204
                                  --------  --------    --------     --------  --------    --------
Interest expense
  Interest bearing deposits          3,904     6,075       9,979        4,870     9,936      14,806
  Short-term borrowings             (1,331)    3,206       1,875          397     8,452       8,849
  Long-term borrowings                (886)      315        (571)        (773)      198        (575)
                                  --------  --------    --------     --------  --------    --------
    Total interest expense           1,687     9,596      11,283        4,494    18,586      23,080
                                  --------  --------    --------     --------  --------    --------
Net interest income                ($1,678)    ($949)    ($2,627)     ($3,382)     $506     ($2,876)
                                  ========  ========    ========     ========  ========    ========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis) (Dollars in thousands)

                                                              Three Months Ended June 30,
                                          ----------------------------------------------------------------
                                                          1995                           1994
                                          -------------------------------   ------------------------------
                                            Average               Average     Average              Average
                                            Balance     Interest    Rate      Balance    Interest    Rate
                                          -----------   --------  -------   ----------   --------  -------
ASSETS
Short-term investments
 Interest bearing deposits                   $5,130        $65     5.08%       $4,805       $89     7.43%
 Federal funds sold and securities
   purchased under agreements to resell      10,017        178     7.13         2,925        26     3.57
                                          -----------   --------            ----------   --------
    Total short-term investments             15,147        243     6.43         7,730       115     5.97
                                          -----------   --------            ----------   --------
Investment securities
 U.S. government obligations                214,789      3,019     5.64       260,446     3,762     5.79
 U.S. government agencies                 1,095,687     18,102     6.61     1,223,311    18,748     6.13
 State and municipals                       330,720      7,710     9.33       415,587     9,989     9.61
 Other securities                            77,304      1,301     6.73        99,264     1,615     6.51
                                          -----------   --------            ----------   --------
    Total investment securities           1,718,500     30,132     7.02     1,998,608    34,114     6.83
                                          -----------   --------            ----------   --------
Assets held for sale                         71,072      1,599     9.00        11,713       191     6.53
                                          -----------   --------            ----------   --------
Loans (1)
  Commercial                                966,579     21,648     8.98       882,932    16,221     7.37
  Commercial mortgage                       522,553     12,082     9.27       560,554    11,492     8.22
  Residential mortgages(2)                  797,220     16,194     8.14       680,299    13,350     7.86
  Consumer (3)                              589,039     11,860     8.08       482,516     9,619     8.00
                                          -----------   --------            ----------   --------
    Total loans                           2,875,391     61,784     8.62     2,606,301    50,682     7.80
                                          -----------   --------            ----------   --------
    Total earning assets                  4,680,110     93,758     8.03     4,624,352    85,102     7.37
                                                        --------                         --------
Other assets                                296,736                           305,260
                                          -----------                       ----------
    Total assets                         $4,976,846                7.55%   $4,929,612               6.92%
                                         ============             =======  ===========             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits   $1,421,308      8,694     2.45%   $1,650,522     9,183     2.23%
  Time deposits of $100,000 or more         396,398      6,894     6.98       283,339     3,555     5.03
  Other time deposits                     1,478,946     21,984     5.96     1,179,722    14,855     5.05
                                          -----------   --------            ----------   --------
    Total interest bearing deposits       3,296,652     37,572     4.57     3,113,583    27,593     3.55
Short-term borrowings                       634,633      9,043     5.72       759,928     7,168     3.78
Long-term borrowings                         54,491      1,104     8.11        92,023     1,675     7.29
                                          -----------   --------            ----------   --------
    Total interest bearing deposits       3,985,776     47,719     4.80     3,965,534    36,436     3.69
                                                        --------                         --------
Non-interest bearing demand deposits        427,834                           402,718
Other liabilities                            51,616                            56,484
Stockholders' equity                        511,620                           504,876
                                          -----------                       ----------
    Total liabilities and
        stockholders' equity             $4,976,846                3.85%   $4,929,612               2.96%
                                         ============             =======  ===========             =======
Interest rate spread                                               3.23%                            3.68%

Effect of non-interest bearing funds                               0.71                             0.53
                                                                  -------                          -------
Net interest income/margin                             $46,039     3.94%                $48,666     4.21%
                                                       ========   =======               ========   =======
                                                                 Six Months Ended June 30,
                                            --------------------------------------------------------------
                                                         1995                            1994
                                            -----------------------------   ------------------------------
                                             Average              Average    Average              Average
                                             Balance    Interest    Rate     Balance    Interest    Rate
                                            --------    --------  -------   --------    --------  --------
ASSETS
Short-term investments
 Interest bearing deposits                    $5,142      $173     6.78%      $5,352      $181     6.82%
 Federal funds sold and securities
   purchased under agreements to resell       10,978       365     6.70        1,998        34     3.43
                                            --------    --------            --------    --------
    Total short-term investments              16,120       538     6.73        7,350       215     5.90
                                            --------    --------            --------    --------
Investment securities
 U.S. government obligations                 224,113     6,297     5.67      260,967     7,469     5.77
 U.S. government agencies                  1,093,724    36,608     6.69    1,266,632    37,786     5.97
 State and municipals                        343,879    16,356     9.51      424,600    20,073     9.46
 Other securities                             84,363     2,867     6.80      103,763     3,404     6.56
                                           ---------    --------           ---------    --------
    Total investment securities            1,746,079    62,128     7.12    2,055,962    68,732     6.69
                                           ---------    --------           ---------    --------
Assets held for sale                          72,876     2,958     8.13       11,694       377     6.46
                                           ---------    --------           ---------    --------
Loans (1)
  Commercial                                 946,666    41,896     8.92      890,661    31,132     7.05
  Commercial mortgage                        522,765    23,960     9.24      539,829    21,646     8.09
  Residential mortgages(2)                   809,149    32,641     8.10      677,531    26,556     7.87
  Consumer (3)                               589,878    23,631     8.08      469,220    18,890     8.12
                                           ---------   ---------           ---------   ---------
    Total loans                            2,868,458   122,128     8.58    2,577,241    98,224     7.68
                                           ---------   ---------            --------   ---------
    Total earning assets                   4,703,533   187,752     8.02    4,652,247   167,548     7.24
                                                       ---------                       ---------
Other assets                                 302,640                         290,555
                                            --------                        --------
    Total assets                          $5,006,173               7.54%  $4,942,802               6.81%
                                          ==========              ======= ==========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits    $1,451,930    17,511     2.43%  $1,656,836    18,394     2.24%
  Time deposits of $100,000 or more          352,262    11,885     6.80      276,007     6,556     4.79
  Other time deposits                      1,384,992    40,060     5.83    1,174,944    29,700     5.10
                                          ----------    --------          ----------    --------
    Total interest bearing deposits        3,189,184    69,456     4.39    3,107,787    54,650     3.55
Short-term borrowings                        779,113    21,852     5.66      756,683    13,003     3.47
Long-term borrowings                          73,093     2,763     7.58       92,106     3,338     7.28
                                           ---------    --------           ---------    --------
    Total interest bearing liabilities     4,041,390    94,071     4.69    3,956,576    70,991     3.62
                                                        --------                        --------
Non-interest bearing demand deposits         420,914                         403,671
Other liabilities                             48,615                          58,379
Stockholders' equity                         495,254                         524,176
                                            --------                        --------
    Total liabilities and
        stockholders' equity              $5,006,173               3.79%  $4,942,802               2.90%
                                          ==========              ======= ==========              ========
Interest rate spread                                               3.33%                           3.62%
Effect of non-interest bearing funds                               0.66                            0.54
                                                                  -------                         --------
Net interest income/margin                             $93,681     3.99%               $96,557     4.16%
                                                       ========   =======              ========   ========

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.
(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                                 (Dollars in thousands)
                                                                                     June 30, 1995
                                                         --------------------------------------------------------------------
                                                                               Interest Sensitivity Period
                                                         --------------------------------------------------------------------
                                                             Month        Quarter      Six Months      Annual       5 Years
                                                         ------------   -----------   ------------   ----------   -----------
Earning assets:
Short-term investments                                       $15,045       $15,045       $15,045       $15,045       $15,045
Investment securities                                        440,912       544,089       686,638       954,901     1,486,390
Assets held for sale                                         100,617       100,617       100,617       100,617       100,617
Loans                                                      1,244,966     1,470,817     1,594,028     1,865,907     2,645,566
                                                         ------------   -----------   ------------  -----------   -----------
   Total                                                  $1,801,540    $2,130,568    $2,396,328    $2,936,470    $4,247,618
                                                         ============   ===========   ============  ===========   ===========
Interest bearing liabilities:
Deposits                                                  $1,121,913    $1,284,225    $1,559,016    $1,927,147    $2,657,338
Short-term borrowings                                        553,972       553,972       553,972       553,972       553,972
Long-term borrowings                                               8            24            48            96        39,422
                                                         ------------   -----------   ------------  -----------   -----------
   Total                                                  $1,675,893    $1,838,221    $2,113,036    $2,481,215    $3,250,732
                                                         ============   ===========   ============  ===========   ===========
  Interest sensitivity gap                                  $125,647      $292,347      $283,292      $455,255      $996,886
  Interest sensitive assets to interest
    sensitive liabilities ratio                                 1.07          1.16          1.13          1.18          1.31
Regulatory presentation:
  Interest sensitivity gap                                 ($322,034)    ($155,334)    ($164,389)       $7,574      $549,205
  Interest sensitive assets to interest
    sensitive liabilities ratio                                 0.85          0.93          0.94          1.00          1.15

TABLE 5 - Analysis of Allowance for Loan Losses

                                                                                  (Dollars in thousands)
                                                               Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                          -----------------------------        -----------------------------
                                                             1995             1994                1995             1994
                                                          ------------     ------------        -------------    ------------
Balance, beginning of period                                  $40,936          $39,046             $40,216          $39,182
Provision charged to operating expenses                         1,246            1,870               3,116            3,754
Allowance of subsidiary sold                                                                                           (101)
Total loans charged off                                         1,897            2,302               4,090            4,744
Total recoveries                                                1,065              673               2,108            1,196
                                                          ------------     ------------        -------------    ------------
Net charge-offs                                                   832            1,629               1,982            3,548
                                                          ------------     ------------        -------------    ------------
Balance, end of period                                        $41,350          $39,287             $41,350          $39,287
                                                          ============     ============        =============    ============
Total loans:
    Average                                                $2,875,391       $2,606,301          $2,868,458       $2,577,241
    Period-end                                              2,904,652        2,642,403           2,904,652        2,642,403
Ratios:
    Net charge-offs to average loans (annualized)               0.12%            0.25%               0.14%            0.28%
    Allowance for loan losses to period-end loans                1.42             1.49                1.42             1.49


TABLE 6 - Non-Performing Assets

                                                             (Dollars in thousands)
                                                    June 30,         December 31,          June 30,
                                                      1995                1994               1994
                                                 ------------        ------------       ------------
Non-accrual loans                                     $8,400              $9,569            $12,351
Restructured loans                                     5,607               5,599              7,251
                                                 ------------        ------------       ------------
     Total non-performing loans                       14,007              15,168             19,602
Other real estate owned                                1,798               3,056              3,125
                                                 ------------        ------------       ------------
     Total non-performing assets                     $15,805             $18,224            $22,727
                                                 ============        ============       ============
Ratios:
     Non-performing loans to total loans                0.48%               0.53%              0.74%
     Non-performing assets to total loans and
       other real estate owned                          0.54                0.64               0.86
     Allowance for loan losses to non-performing
       loans                                          295.21              265.14             200.42
Loans past due 90 or more days as to
       interest or principal                          $1,856              $5,149             $2,620
                                                 ============        ============       ============

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1995



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of Dauphin was held on April 17, 1995. At the Annual Meeting, the shareholders elected as directors of Dauphin the 18 nominees set forth in Dauphin's Proxy Statement dated as of March 17, 1995.

         The number of votes cast for or withheld in the election of directors is as follows:

Election of Directors:

                                                      VOTES

        NAME                               FOR                      WITHHELD
        ----                               ---                      --------
Robert L. Fryer, Jr.                     23,990,420                   18,622
                                         ----------                   ------
James O. Green                           23,996,157                   12,885
                                         ----------                   ------
Derek C. Hathaway                        23,987,966                   21,076
                                         ----------                   ------
Alfred G. Hemmerich                      23,794,740                  214,302
                                         ----------                  -------
Lee H. Javitch                           24,001,920                    7,122
                                         ----------                    -----
Christopher R. Jennings                  23,963,118                   45,924
                                         ----------                   ------
William J. King                          23,982,384                   26,658
                                         ----------                   ------
William T. Kirchhoff                     24,005,584                    3,458
                                         ----------                    -----
Lawrence J. LaMaina, Jr.                 23,961,291                   47,751
                                         ----------                   ------
Andrew Maier, II                         24,006,535                    2,507
                                         ----------                    -----
James E. Marley                          23,590,460                  418,582
                                         ----------                  -------
Robert F. Nation                         23,980,279                   28,763
                                         ----------                   ------
Elmer E. Naugle                          23,985,007                   24,035
                                         ----------                   ------
Walter F. Raab                           23,771,268                  237,774
                                         ----------                  -------
Paul C. Raub                             24,004,014                    5,028
                                         ----------                    -----
Henry W. Rhoads                          23,974,397                   34,645
                                         ----------                   ------
Jean D. Seibert                          23,988,174                   20,868
                                         ----------                   ------
R. Champlin Sheridan, Jr.                24,005,348                    3,694
                                         ----------                    -----


         The shareholders also approved the adoption of the Dauphin Deposit Corporation 1995 Stock Incentive Plan by the following vote:


   FOR            AGAINST            ABSTAIN          BROKER NON-VOTES
18,021,580       3,103,652           632,593              143,200
----------       ---------           -------              -------

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1995


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11        Statement regarding Computation of Per Share
                        Earnings.

              15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1995.

              15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1995.

              27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1995.

         (b)  Reports on Form 8-K

              There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Dauphin Deposit Corporation
                                          ---------------------------
                                                 (Registrant)



Date:  August 2, 1995                     /s/Christopher R. Jennings
-------------------------                 --------------------------------
                                          Christopher R. Jennings
                                            Chairman of the Board and
                                            Chief Executive Officer



Date:  August 2, 1995                     /s/Dennis L. Dinger
-------------------------                 ----------------------------------
                                          Dennis L. Dinger, Senior Executive
                                            Vice President and Chief Fiscal
                                            and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                             Sequential
Number                                                             Page Number
-------                                                            -----------



11        Statement regarding Computation of Per
          Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
          June 30, 1995

15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
          June 30, 1995

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1995