Form 10-Q
period 1995-09-30
DAUPHIN DEPOSIT CORP
filed 1995-11-13
CIK 215619

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1995           Commission File Number 0-8415
                      ------------------                                  ------



                          DAUPHIN DEPOSIT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




     Pennsylvania                                                23-1938831
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

     213 Market Street, Harrisburg, Pennsylvania                    17105
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (717) 255-2121
                                                               -----------------



                                NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                       Outstanding at October 25, 1995
--------------------------                       -------------------------------
Common Stock, $5 Par Value                              30,738,521 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                   For the Quarter Ended September 30, 1995


                                   Contents
                                   --------


PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30,1995 and 1994 and December 31,1994

           Consolidated Statements of Income for the Three Month and Nine Month Periods Ended September 30, 1995 and 1994

           Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1995 and 1994

           Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
----------

                                    Part I
                                    ------
                   For the Quarter Ended September 30, 1995

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                               (Dollars in thousands)
                                                                                   September 30,    December 31,    September 30,
                                                                                       1995             1994            1994
                                                                                   -------------    ------------    -------------
                                                                                    (Unaudited)      (Audited)       (Unaudited)
ASSETS
Cash and due from banks                                                                $187,486        $202,911         $201,543
                                                                                   ------------    ------------     ------------
Short-term investments
   Interest bearing deposits                                                              6,521           3,738            6,479
   Federal funds sold (including term federal funds sold of $50,000, $0, and
       $0, respectively) and securities purchased under agreements to resell             55,650          11,302           22,600
   Commercial paper                                                                      75,102               0                0
                                                                                   ------------    ------------     ------------
       Total short-term investments                                                     137,273          15,040           29,079
                                                                                   ------------    ------------     ------------

Investment securities available-for-sale, at fair value                               1,623,704       1,783,803        1,841,398

Assets held for sale, primarily mortgage loans held for sale                             88,266          46,222           52,677

Loans (net of unearned income)                                                        2,939,677       2,861,133        2,715,569
Allowance for loan losses                                                               (41,671)        (40,216)         (39,856)
                                                                                   ------------    ------------     ------------
       Total net loans                                                                2,898,006       2,820,917        2,675,713
                                                                                   ------------    ------------     ------------
Bank premises and equipment                                                              69,373          67,088           66,960
Other assets                                                                            100,585         134,371          117,109
                                                                                   ------------    ------------     ------------
        Total assets                                                                 $5,104,693      $5,070,352       $4,984,479
                                                                                   ============    ============     ============

LIABILITIES
Deposits
  Non-interest bearing                                                                 $453,114        $464,919         $415,478
Interest bearing                                                                      3,380,642       3,049,965        3,040,235
                                                                                   ------------    ------------     ------------
     Total deposits                                                                   3,833,756       3,514,884        3,455,713
                                                                                   ------------    ------------     ------------
Short-term borrowings
   Federal funds purchased and securities sold under agreements to repurchase           554,679         894,511          826,137
   U.S. Treasury tax and loan notes                                                      67,963          46,266           46,573
                                                                                   ------------    ------------     ------------
Total short-term borrowings                                                             622,642         940,777          872,710
                                                                                   ------------    ------------     ------------
Long-term debt                                                                           40,621          91,954           91,971
Accrued expenses and taxes                                                               76,729          56,088           70,304
                                                                                   ------------    ------------     ------------
        Total liabilities                                                             4,573,748       4,603,703        4,490,698
                                                                                   ------------    ------------     ------------
STOCKHOLDERS' EQUITY
  Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
  Common stock, $5 par value; 200,000,000 shares authorized,
     32,641,614 shares issued of which 1,929,664, 1,696,447,
     and 754,968 shares are held as treasury stock, respectively                        163,208         163,208          163,208
  Additional paid-in capital                                                             10,994          11,770           11,656
  Retained earnings                                                                     399,002         373,921          364,835
  Unrealized gains (losses) on securities available-for-sale, net of deferred taxes       4,609         (41,036)         (27,148)
                                                                                   ------------    ------------     ------------
                                                                                        577,813         507,863          512,551
Less: Treasury stock - at cost                                                          (46,868)        (41,214)         (18,770)
                                                                                   ------------    ------------     ------------
      Total stockholders' equity                                                        530,945         466,649          493,781
                                                                                   ------------    ------------     ------------
      Total liabilities and stockholders' equity                                     $5,104,693      $5,070,352       $4,984,479
                                                                                   ============    ============     ============

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           (Dollars in thousands, except per share data)
                                                            Three Months                   Nine Months
                                                          Ended September 30,           Ended September 30,
                                                        -----------------------       -----------------------
                                                          1995           1994           1995           1994
                                                        --------       --------       --------       --------
Interest income
  Interest and fees on loans                              $62,195        $53,331       $183,128       $150,366
  Interest and dividends on investment securities
    Taxable                                                22,333         23,132         69,483         72,976
    Exempt from federal income taxes                        4,349          5,824         14,059         18,071
  Interest on deposits                                         91             78            264            259
  Interest on assets held for sale                          1,118            822          4,061          1,191
  Interest on federal funds sold and other
    short-term investments                                    186            421            551            455
                                                         --------       --------       --------       --------
Total interest income                                      90,272         83,608        271,546        243,318
                                                         --------       --------       --------       --------

Interest expense
  Interest on deposits
    Savings deposits                                        7,905          9,205         25,416         27,599
    Time deposits                                          24,040         15,683         64,100         45,383
    Time deposits in denominations of
      $100,000 or more                                      7,306          4,045         19,191         10,601
                                                         --------       --------       --------       --------
                                                           39,251         28,933        108,707         83,583
  Interest on short-term borrowings                         6,414          8,469         28,266         21,472
  Interest on long-term borrowings                            893          1,675          3,656          5,013
                                                         --------       --------       --------       --------
Total interest expense                                     46,558         39,077        140,629        110,068
                                                         --------       --------       --------       --------
Net interest income                                        43,714         44,531        130,917        133,250
Provision for loan losses                                   1,246          1,870          4,362          5,624
                                                         --------       --------       --------       --------
Net interest income after provision for loan losses        42,468         42,661        126,555        127,626
                                                         --------       --------       --------       --------
Non-interest income
  Fiduciary activities                                      4,060          4,102         12,809         12,288
  Service charges on deposit accounts                       2,671          2,926          8,137          8,732
  Other service charges and fees                            3,396          3,103          9,222          8,261
  Broker/dealer commissions and fees                        1,423          1,723          4,571          5,715
  Mortgage banking                                          4,764          3,799         12,114          4,247
  Securities gains, net                                       624            130          2,094          2,254
  Other                                                     1,296            786          2,876          2,452
                                                         --------       --------       --------       --------
Total non-interest income                                  18,234         16,569         51,823         43,949
                                                         --------       --------       --------       --------
Non-interest expense
  Salaries and employee benefits                           21,361         19,514         59,823         52,998
  Net occupancy expense                                     2,089          2,308          7,056          6,693
  Furniture and equipment expense                           2,721          2,376          8,111          6,946
  Deposit insurance                                          (194)         1,961          3,721          5,941
  Other                                                    11,589         10,177         34,780         28,571
                                                         --------       --------       --------       --------
Total non-interest expense                                 37,566         36,336        113,491        101,149
                                                         --------       --------       --------       --------
Income before income taxes                                 23,136         22,894         64,887         70,426
Provision for income taxes                                  6,261          5,556         16,716         17,220
                                                         --------       --------       --------       --------
Net income                                                $16,875        $17,338        $48,171        $53,206
                                                         ========       ========       ========       ========
Net income per share                                        $0.55          $0.54          $1.56          $1.65
Cash dividends declared per share                           $0.25          $0.23          $0.75          $0.69
Weighted average number of shares outstanding          30,893,446     32,121,090     30,968,881     32,337,102

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 (Dollars in thousands)
                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               -------------------------
                                                                                  1995           1994
                                                                               ----------     ----------
Operating activities
  Net income                                                                    $ 48,171       $ 53,206
  Adjustments:
    Provision for loan losses                                                      4,362          5,624
    Provision for depreciation, amortization and accretion                         5,592          7,108
    Amortization of goodwill                                                       1,218             900
    Deferred income taxes                                                             52           (512)
    Securities gains, net                                                         (2,094)        (2,254)
    (Increase) decrease in interest receivable                                     3,104         (4,930)
    Increase in accrued expenses and taxes                                        20,641         26,181
    Capitalized interest on deposits                                              43,080         31,930
    Amortization of purchased and excess mortgage servicing rights                 1,252            741
    Gain on sale of mortgage loans held for sale                                  (1,592)        (1,397)
    Sale of mortgages loans held for sale                                        503,063        141,034
    Loans originated for sale                                                   (520,799)      (137,311)
    Purchase of mortgage loans held for sale                                     (17,488)        (7,001)
    Other, net                                                                    (3,135)        (7,917)
                                                                                --------       --------
      Net cash provided by operating activities                                   85,427        105,402
                                                                                --------       --------
Investing activities
  Proceeds from sales of investment securities                                   196,163        175,556
  Proceeds from maturities of investment securities                              267,924        339,064
  Purchases of investment securities                                            (322,262)      (373,152)
  Net increase in assets held for sale, other than loans held for sale            (5,228)        (3,547)
  Net increase in loans                                                         (150,123)      (177,218)
  Sale of residential mortgage and other consumer loans                           39,507         42,863
  Net proceeds from sale of subsidiary, Farmers Savings Bank, FSB                                   797
  Purchase of Eastern Mortgage Services, Inc.                                                   (21,038)
  Net purchases of bank premises and equipment                                    (7,918)        (6,322)
                                                                                --------       --------
    Net cash provided (used) by investing activities                              18,063        (22,997)
                                                                                --------       --------
Financing activities
  Net decrease in demand deposits and savings accounts                          (188,575)       (63,805)
  Net increase (decrease) in time deposits                                       464,367        (87,706)
  Net increase (decrease) in short-term borrowings                              (318,135)       156,802
  Net decrease in long-term debt                                                 (51,075)          (105)
  Issuance of common stock and treasury stock                                      5,088          2,495
  Acquisition of treasury stock                                                  (12,277)       (19,149)
  Cash dividends paid                                                            (23,158)       (21,689)
                                                                                --------       --------
    Net cash used by financing activities                                       (123,765)       (33,157)
                                                                                --------       --------
    Increase (decrease) in cash and cash equivalents                             (20,275)        49,248
Cash and cash equivalents at beginning of period                                 210,911        152,295
                                                                                --------       --------
Cash and cash equivalents at end of period                                      $190,636       $201,543
                                                                                ========       ========

Total interest paid                                                             $ 86,627       $ 77,162
Total income taxes paid                                                            9,947         15,131

Schedule of non-cash investing and financing activities:
  Loans charged off                                                                6,193          6,861
  Net loan transfers to other real estate owned                                      929          4,129
  Conversion of convertible subordinated debentures                                  258            432
  Securitization of mortgage loans                                                36,991

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

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

  The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to mortgage servicing rights which are discussed in Dauphin's Form 10-Q for the quarter ended June 30, 1995 and the accounting policies relating to impairment of loans which are discussed in Dauphin's Form 10-Q for the quarter ended March 31, 1995. All other accounting policies are presented on pages 35 through 38 of the 1994 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.


Note 2 - Investment Securities

  A summary of investment securities at September 30, 1995, December 31, 1994 and September 30, 1994 is as follows:

                                                                              (Dollars in thousands)
                                                      September 30, 1995        December 31, 1994        September 30, 1994
                                                    ----------------------    ---------------------    -----------------------
                                                     Amortized      Fair       Amortized     Fair       Amortized      Fair
                                                       Cost         Value        Cost        Value        Cost         Value
                                                    -----------    -------    -----------   -------    -----------    --------
U.S. Treasury and other U.S.                        $  605,153   $  607,544   $  687,005  $  665,520   $  692,385   $  681,348
  government agencies and corporations
Obligations of states and political subdivision        301,689      312,417      369,061     366,712      385,253      390,206
Debt securities issued by foreign governments              900          897          900         896        1,402        1,398
Corporate securities                                    48,102       48,367       79,032      78,283       82,847       82,867
Mortgage-backed securities                             641,496      635,210      698,035     659,493      707,470      671,491
                                                    ----------   ----------   ----------  ----------   ----------   ----------
  Total debt securities                              1,597,340    1,604,435    1,834,033   1,770,904    1,869,357    1,827,310
Equity securities                                       19,272       19,269       12,903      12,899       13,807       14,088
                                                    ----------   ----------   ----------  ----------   ----------   ----------
  Total investment securities                       $1,616,612   $1,623,704   $1,846,936  $1,783,803   $1,883,164   $1,841,398
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

  A reconciliation between the effective income tax rate and the statutory rate follows:

                                              Percentage of pre-tax income
                                       -------------------------------------------
                                          Three months            Nine months
                                       ended September 30,     ended September 30,
                                       -------------------     -------------------
                                         1995       1994         1995       1994
                                         ----       ----         ----       ----
Statutory federal income tax rate        35.0%      35.0%        35.0%      35.0%
Tax exempt income                          (8.3)     (10.5)        (9.4)     (10.6)
Other, net                                  0.4       (0.2)         0.2        0.1
                                       --------   --------     --------   --------
Effective income tax rate                27.1%      24.3%        25.8%      24.5%
                                       ========   ========     ========   ========

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

  The contingent liability at September 30, 1995 represented by letters of credit issued to customers amounted to approximately $130.0 million.

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

SUMMARY

     Dauphin recorded net income for the third quarter of 1995 of $16.9 million, compared with $17.3 million recorded for the same quarter of 1994. Net income per share for the third quarter of 1995 amounted to $.55, compared with $.54 for the same period in 1994, an increase of 1.9%. Net income for the first nine months of 1995 amounted to $48.2 million compared with $53.2 million recorded for the same period of 1994. Net income per share for the first nine months of 1995 amounted to $1.56, compared with $1.65 for the same period of 1994, a decrease of 5.5%.

     Dauphin's return on average total assets was 1.36% for the third quarter of 1995, compared with 1.40% for the third quarter of 1994. For the nine months of 1995, the return on average assets was 1.29%, compared with 1.44% for the same period of 1994. Return on average stockholders' equity was 12.84% for the third quarter of 1995 compared with 13.72% for the third quarter of 1994. Return on average stockholders' equity amounted to 12.78% for the nine months of 1995 compared with 13.77% for the nine months of 1994.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the third quarter and the nine months of 1995 and 1994. Net interest income on a fully taxable equivalent basis totaled $46.7 million for the third quarter of 1995, a decrease of $1.5 million or 3.2% from $48.2 million for the same period of 1994. For the nine months of 1995, net interest income amounted to $140.4 million, a decrease of $4.4 million or 3.0% from $144.8 million for 1994.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and rates for Dauphin's assets and liabilities.

     During the third quarter of 1995, as compared with the third quarter of 1994, as shown in Table 2, there was a decrease in net interest income of $1.1 million due to changes in volume and a decrease of $.4 million due to changes in rate. During the nine months of 1995, as compared with the same period of 1994, there was a decrease of $4.3 million due to changes in volume and a decrease of $.1 million due to changes in rate.

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

     Average earning assets were $4.6 billion for the third quarter of 1995 and the third quarter of 1994. For the nine months of 1995, average earning assets were $4.7 billion compared with $4.6 billion for 1994. The interest rate spread for the third quarter of 1995 was 3.29% compared with 3.62% for the third quarter of 1994. The net interest margin was 4.03% for the third quarter of 1995 compared with 4.18% for 1994. For the nine months, the interest rate spread decreased to 3.32% from 3.62% while the net interest margin decreased to 4.00% from 4.17%.

     Interest rates during 1995 were higher than the rates experienced in 1994. The average prime rate for the third quarter of 1995 was 8.77% compared with 7.50% for the same period in 1994. For the nine months of 1995 the average prime rate was 8.86% compared 6.81% for the same period in 1994. The average federal funds rate increased to 5.80% for the third quarter of 1995 compared with 4.48% for the same period in 1994. For the nine months of 1995 the average federal funds rate was 5.87% compared with 3.88% for 1994. During the third quarter of 1995, compared with the same period of 1994, the average yield on earning assets increased 49 basis points while the average cost of interest bearing liabilities increased 82 basis points, resulting in a decrease in the interest rate spread of 33 basis points. For the nine months of 1995 compared with 1994, the yield on earning assets increased 69 basis points while the average cost of interest bearing liabilities increased 99 basis points, resulting in a decrease in the interest rate spread of 30 basis points. The yield on the investment securities portfolio increased 7 basis points for the third quarter and 35 basis points for the nine months primarily due to the reinvestment of maturities at significantly higher rates. Average loans, which represent the highest yielding earning assets, increased $215.7 million or 8.1% for the third quarter of 1995 compared with the third quarter of 1994. For the nine months of 1995, the increase was $265.8 million or 10.2% compared with the same period in 1994. The increased rates in 1995, with new loans issued at the then current market levels, was the primary reason for the increase of 63 basis points for the third quarter and 80 basis points for the nine months in the overall average loan yield. The cost of interest bearing deposits increased 90 basis points for the third quarter of 1995 compared with the third quarter of 1994. For the nine months of 1995 compared with 1994 the increase was 86 basis points. In addition to the increase in interest rates offered for these deposits during 1995, the mix of these deposits changed as depositors invested in longer term certificates of deposit, moving from shorter term instruments which typically have lower rates. The increase in the cost of short-term borrowings was caused primarily by the rise in the federal funds rate. The decrease in the interest rate spread of 33 basis points for the third quarter was partially offset by an increase in the value of non-interest bearing funds resulting in a net 15 basis point decline in the net interest margin. For the nine months, the interest rate spread decreased 30 basis points which was partially offset by an increase in the value of non-interest bearing funds resulting in a net 17 basis point decline in the net interest margin.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity management seeks to avoid fluctuating net interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     Rates on different assets and liabilities within a single maturity category adjust to changes in interest rates to varying degrees and over varying periods of time. The rate of growth in interest free sources of funds will influence the level of interest sensitive funding sources. In addition, the interest rates will affect the volume of earning assets and funding sources. As a result of these limitations, the interest sensitivity gap is only one factor to be considered in estimating the changes in net interest margin.

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at September 30, 1995 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's assumption on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at September 30, 1995 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase Dauphin's net interest income during periods of rising interest rates. A liability sensitive gap will increase Dauphin's net interest income during declining rates. The lower the amount of this gap, the less sensitive Dauphin's earnings are to interest rate changes. Dauphin's assets and liabilities with similar maturities or repricing will react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.2 million for the third quarter of 1995 compared with $1.9 million for the third quarter of 1994. The provision for the nine months of 1995 was $4.4 million compared with $5.6 million for 1994. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the third quarter and the nine months of 1995 and 1994.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at September 30, 1995, December 31, 1994 and September 30, 1994. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Other real estate owned represents property acquired through foreclosure.

     At September 30, 1995, management is not aware of any loans not disclosed in Table 6 that (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

NON-INTEREST INCOME

     Non-interest income increased $1.7 million or 10.0% for the third quarter of 1995 when compared with the third quarter of 1994. Exclusive of securities gains, the increase was $1.2 million or 7.1%. Non-interest income increased $7.9 million or 17.9% for the nine months of 1995 as compared with the same period of 1994. Exclusive of securities gains, the increase for the nine months of 1995 compared with 1994 was $8.0 million or 19.3%. The results of operations of Dauphin's broker/dealer subsidiary, Hopper Soliday & Co., Inc. (Hopper Soliday), decreased non-interest income by $.3 million for the third quarter and decreased non-interest income by $1.1 million for the nine months of 1995 compared with 1994. The Hopper Soliday decrease was primarily caused by the increased interest rate environment which negatively effected the volume of transactions. The increase of $1.0 million in mortgage banking income for the third quarter of 1995 compared with the third quarter of 1994 was due to the increased volume of loans closed. The increase of $7.9 million for the nine months of 1995 compared with 1994 is due to the acquisition of Eastern Mortgage, a full service mortgage banking operation, as of July 1, 1994. Prior year's income included a limited mortgage banking operation within other subsidiaries.

NON-INTEREST EXPENSE

     Non-interest expense increased $1.2 million or 3.4% from the third quarter of 1994 to the third quarter of 1995. For the nine months of 1995, compared with the same period of 1994, non-interest expenses increased $12.3 million or 12.2%. Excluding the results of operations of Hopper Soliday and Eastern Mortgage, non-interest expense increased $.9 million or 3.1% for the third quarter of 1995 compared with 1994 and $3.4 million or 3.7% for the nine months of 1995 compared with 1994.

     Salaries and employee benefits increased $1.8 million or 9.5% for the third quarter of 1995. For the nine months of 1995, compared with the same period of 1994 salaries and employee benefits increased $6.8 million or 12.9%. Excluding Hopper Soliday and Eastern Mortgage, salaries and employee benefits increased $.5 million or 3.1% and decreased $.9 million or 2.0% for the third quarter and the nine months of 1995, respectively, compared with the same periods of 1994. The salary increase in the third quarter 1995 compared with the third quarter 1994 was due to normal salary adjustments. The salary decrease in the nine months of 1995 compared with the same period of 1994 was primarily due to cost savings from the operations consolidation of the Farmers Bank and Valleybank divisions which were partially offset by normal salary adjustments. Full-time equivalent employees increased 4.1% to 2,388 at September 30, 1995 compared with 2,293 at September 30, 1994.

     All other non-interest expense decreased $.6 million or 3.7% for the third quarter and $5.5 million or 11.5% for the nine months of 1995, compared with the same period of 1994. Without the effect of Hopper Soliday and Eastern Mortgage, all other non-interest expense increased $.5 million or 3.1% for the third quarter and $4.3 million or 9.7% for the nine months of 1995, compared with the same period of 1994. These increased expenses reflect strategic initiatives being implemented in 1995, which are important to Dauphin's continued future growth and profitability. These increases were offset by the industry-wide reduction of FDIC insurance premiums. Dauphin received a refund of $2.2 million in September 1995, reflecting the change in the assessment rate effective June 1, 1995.

INCOME TAXES

     Dauphin's effective tax rate for the third quarter of 1995 was 27.1%,compared with 24.3% for the third quarter of 1994. The effective tax rate for the nine months of 1995 was 25.8%, compared with 24.5% for the same period of 1994. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements. The increase in the effective tax rate was primarily due to the reduction in the level of tax free investments.

CAPITAL MANAGEMENT

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the nine months of 1995 and 1994, Dauphin repurchased 505,000 shares for $12.3 million and 770,200 shares for $19.1 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At September 30, 1995, Dauphin and its banking subsidiary exceeded all capital requirements.

NEW ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     Currently, Dauphin has not determined whether it will adopt the fair value based method and accordingly, cannot estimate the impact on the basic financial statements that SFAS 123 will have upon adoption.

     SFAS 123 is effective for financial statements with fiscal years beginning after December 15, 1995.

TABLE 1 - Net Interest Income

                                                                  (Dollars in thousands)
                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                   -----------------------------------------------
                                                     1995        1994         1995          1994
                                                   --------    --------     --------      --------
Total interest income                               $90,272     $83,608      $271,546     $243,318
Total interest expense                               46,558      39,077       140,629      110,068
                                                   --------    --------      --------     --------

Net interest income                                  43,714      44,531       130,917      133,250
Tax equivalent adjustment                             3,002       3,719         9,480       11,557
                                                   --------    --------      --------     --------

Net interest income (fully taxable equivalent)      $46,716     $48,250      $140,397     $144,807
                                                   ========    ========      ========     ========

TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                                                  (Dollars in thousands)
                                              Three Months Ended                          Nine Months Ended
                                                 September 30,                              September 30,
                                                   1995/1994                                  1995/1994
                                      ------------------------------------       ------------------------------------
                                            Change due to                               Change due to
                                      -----------------------     Total          -----------------------     Total
                                        Volume        Rate        Change           Volume        Rate        Change
                                      ----------   ----------   ----------       ----------   ----------   ----------
(Taxable equivalent)
Interest income
  Short-term investments                  ($431)        $225        ($206)            ($70)        $171          $101
  Investment securities                  (4,510)       1,014       (3,496)         (16,012)       6,366        (9,646)
  Assets held for sale                      761           (6)         755            2,885           (3)        2,882
  Loans                                   4,105        4,789        8,894           15,718       17,096        32,814
                                      ----------   ----------   ----------       ----------   ----------    ----------
    Total interest income                   (75)       6,022        5,947            2,521       23,630        26,151
                                      ----------   ----------   ----------       ----------   ----------    ----------
Interest expense
  Interest bearing deposits               6,207        4,111       10,318           11,312       13,812        25,124
  Short-term borrowings                  (3,855)       1,800       (2,055)          (2,701)       9,495         6,794
  Long-term borrowings                   (1,360)         578         (782)          (1,818)         461        (1,357)
                                      ----------   ----------   ----------       ----------   ----------    ----------
    Total interest expense                  992        6,489        7,481            6,793       23,768        30,561
                                      ----------   ----------   ----------       ----------   ----------    ----------
Net interest income                     ($1,067)       ($467)     ($1,534)         ($4,272)       ($138)      ($4,410)
                                      ==========   ==========   ==========       ==========   ==========    ==========


Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis) (Dollars in thousands)

                                                                 Three Months Ended September 30,
                                            -----------------------------------------------------------------------
                                                           1995                                 1994
                                            ---------------------------------   -----------------------------------
                                               Average               Average       Average                 Average
                                               Balance    Interest     Rate        Balance     Interest      Rate
                                            -----------  ----------  --------   ------------  ----------  ---------
ASSETS
Short-term investments
 Interest bearing deposits                       $7,805       $107     5.44%         $5,865          $78     5.28%

 Federal funds sold and securities
   purchased under agreements to resell           6,436        159     9.80          31,386          421     5.32
 Commercial paper                                 1,627         27     6.59
                                            ------------  ---------             ------------  -----------
    Total short-term investments                 15,868        293     7.33          37,251          499     5.31
                                            ------------  ---------             ------------  -----------
Investment securities
 U.S. government obligations                    178,928      2,579     5.72         245,439        3,470     5.61
 U.S. government agencies                     1,057,521     17,401     6.58       1,107,135       17,475     6.31
 State and municipals                           321,929      7,367     9.15         407,482        9,646     9.47
 Other securities                                74,160      1,261     6.80          92,601        1,513     6.54
                                            ------------  ---------             ------------  -----------
    Total investment securities               1,632,538     28,608     7.00       1,852,657       32,104     6.93
                                            ------------  ---------             ------------  -----------
Assets held for sale                             84,363      1,580     7.49          43,900          825     7.52
                                            ------------  ---------             ------------  -----------
Loans (1)
  Commercial                                    969,039     21,550     8.82         905,569       17,937     7.86
  Commercial mortgage                           547,673     12,496     9.05         556,841       11,813     8.42
  Residential mortgages (2)                     760,795     16,101     8.43         697,461       13,852     7.91
  Consumer (3)                                  613,193     12,646     8.20         515,089       10,297     7.93
                                            ------------  ---------             ------------  -----------
    Total loans                               2,890,700     62,793     8.63       2,674,960       53,899     8.00
                                            ------------  ---------             ------------  -----------
    Total earning assets                      4,623,469     93,274     8.03       4,608,768       87,327     7.54
                                                          ---------                           -----------
Other assets                                    296,486                             310,943
                                            ------------                        ------------
    Total assets                             $4,919,955                7.55%     $4,919,711                  7.07%
                                            ============              =======   ============                =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits       $1,389,604      7,905     2.26%     $1,603,971        9,205     2.28%
  Time deposits of $100,000 or more             421,797      7,306     6.87         293,219        4,045     5.47
  Other time deposits                         1,575,621     24,040     6.05       1,201,025       15,683     5.18
                                            ------------  ---------             ------------  -----------
    Total interest bearing deposits           3,387,022     39,251     4.60       3,098,215       28,933     3.70
Short-term borrowings                           465,715      6,414     5.46         769,612        8,469     4.37
Long-term borrowings                             40,702        893     8.77          92,018        1,675     7.25
                                            ------------  ---------             ------------  -----------
    Total interest bearing liabilities        3,893,439     46,558     4.74       3,959,845       39,077     3.92
                                                          ---------                           -----------

Non-interest bearing demand deposits            441,889                             404,537
Other liabilities                                63,025                              54,135
Stockholders' equity                            521,602                             501,194
                                            ------------                        ------------
    Total liabilities and
        stockholders' equity                 $4,919,955                3.75%     $4,919,711                  3.15%
                                            ============              =======   ============                =======
Interest rate spread                                                   3.29%                                 3.62%
Effect of non-interest bearing funds                                   0.74                                  0.56
                                                                      -------                               -------
Net interest income/margin                                 $46,716     4.03%                    $ 48,250     4.18%
                                                          =========   =======                 ===========   =======
                                                                 Nine Months Ended September 30,
                                            -----------------------------------------------------------------------
                                                           1995                                 1994
                                            ---------------------------------   -----------------------------------
                                               Average               Average       Average                 Average
                                               Balance    Interest     Rate        Balance     Interest      Rate
                                            -----------  ----------  --------   ------------  ----------  ---------
ASSETS
Short-term investments
 Interest bearing deposits                       $6,039       $264     5.84%         $5,525         $259     6.27%
 Federal funds sold and securities
   purchased under agreements to resell           9,448        524     7.42          11,903          455     5.11
 Commercial paper                                   548         27     6.59
                                            ------------  ---------             ------------  -----------
    Total short-term investments                 16,035        815     6.80          17,428          714     5.48
                                            ------------  ---------             ------------  -----------
Investment securities
 U.S. government obligations                    208,886      8,876     5.68         255,733       10,939     5.72
 U.S. government agencies                     1,081,523     54,463     6.71       1,212,881       55,261     6.07
 State and municipals                           336,482     23,723     9.40         418,832       29,719     9.46
 Other securities                                80,924      4,128     6.80         100,001        4,917     6.56
                                            ------------  ---------             ------------  -----------
    Total investment securities               1,707,815     91,190     7.12       1,987,447      100,836     6.77
                                            ------------  ---------             ------------  -----------
Assets held for sale                             76,748      4,084     7.10          22,548        1,202     7.11
                                            ------------  ---------             ------------  -----------
Loans (1)
  Commercial                                    953,705     63,446     8.89         895,474       49,069     7.33
  Commercial mortgage                           531,545     36,456     9.17         545,562       33,459     8.20
  Residential mortgages (2)                     792,856     48,758     8.21         684,247       40,408     7.88
  Consumer (3)                                  597,848     36,277     8.11         484,891       29,187     8.05
                                            ------------  ---------             ------------  -----------
    Total loans                               2,875,954    184,937     8.59       2,610,174      152,123     7.79
                                            ------------  ---------             ------------  -----------
    Total earning assets                      4,676,552    281,026     8.03       4,637,597      254,875     7.34
                                                          ---------                           -----------
Other assets                                    300,564                             297,446
                                            ------------                        ------------
    Total assets                             $4,977,116                7.54%     $4,935,043                  6.90%
                                            ============              =======   ===========                 =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits       $1,430,926     25,416     2.37%     $1,639,026       27,599     2.25%
  Time deposits of $100,000 or more             375,689     19,191     6.83         281,807       10,601     5.03
  Other time deposits                         1,449,240     64,100     5.91       1,183,734       45,383     5.13
                                            ------------  ---------             ------------  -----------
    Total interest bearing deposits           3,255,855    108,707     4.46       3,104,567       83,583     3.60
Short-term borrowings                           673,500     28,266     5.61         761,039       21,472     3.77
Long-term borrowings                             62,177      3,656     7.85          92,076        5,013     7.27
                                            ------------  ---------             ------------  -----------
    Total interest bearing liabilities        3,991,532    140,629     4.71       3,957,682      110,068     3.72
                                                          ---------                           -----------
Non-interest bearing demand deposits            427,983                             403,962
Other liabilities                                53,468                              56,970
Stockholders' equity                            504,133                             516,429
                                            ------------                        ------------
    Total liabilities and
        stockholders' equity                 $4,977,116                3.78%     $4,935,043                  2.98%
                                            ============              =======   ============                =======
Interest rate spread                                                   3.32%                                 3.62%
Effect of non-interest bearing funds                                   0.68                                  0.55
                                                                      -------                               -------
Net interest income/margin                                $140,397     4.00%                    $144,807     4.17%
                                                          =========   =======                 ===========   =======

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.
(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                          (Dollars in thousands)
                                                                            September 30, 1995
                                         ---------------------------------------------------------------------------------------
                                                                        Interest Sensitivity Period
                                         ---------------------------------------------------------------------------------------
                                              Month            Quarter          Six Months          Annual           5 Years
                                         --------------    --------------      ------------      ------------      ------------
Earning assets:
Short-term investments                        $137,053          $137,163          $137,273          $137,273          $137,273
Investment securities                          475,937           551,536           680,971           952,074         1,463,740
Assets held for sale                            88,266            88,266            88,266            88,266            88,266
Loans                                        1,549,605         1,778,245         1,901,883         2,059,358         2,804,831
                                         --------------    --------------      ------------      ------------      ------------
    Total                                   $2,250,861        $2,555,210        $2,808,393        $3,236,971        $4,494,110
                                         ==============    ==============      ============      ============      ============
Interest bearing liabilities:
Deposits                                    $1,193,860        $1,382,573        $1,746,045        $2,049,102        $2,705,932
Short-term borrowings                          622,642           622,642           622,642           622,642           622,642
Long-term borrowings                                 7                21                42                84            39,362
                                         --------------    --------------      ------------      ------------      ------------
    Total                                   $1,816,509        $2,005,236        $2,368,729        $2,671,828        $3,367,936
                                         ==============    ==============      ============      ============      ============
  Interest sensitivity gap                    $434,352          $549,974          $439,664          $565,143        $1,126,174
  Interest sensitive assets to interest
    sensitive liabilities ratio                   1.24              1.27              1.19              1.21              1.33
  Interest sensitivity gap as a
    percent of total assets                      8.51%            10.77%             8.61%            11.07%            22.06%
Regulatory presentation:
  Interest sensitivity gap                      ($666)          $114,956            $4,646          $130,125          $691,156
  Interest sensitive assets to interest
    sensitive liabilities ratio                  1.00               1.05              1.00              1.04              1.18
  Interest sensitivity gap as a
    percent of total assets                    -0.01%              2.25%             0.09%             2.55%            13.54%

TABLE 5 - Analysis of Allowance for Loan Losses

                                                                             (Dollars in thousands)
                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                               --------------------------    --------------------------
                                                                   1995          1994           1995           1994
                                                               ------------   -----------    -----------    -----------
Balance, beginning of period                                       $41,350       $39,287        $40,216        $39,182
Provision charged to operating expenses                              1,246         1,870          4,362          5,624
Allowance of subsidiary sold                                                                                      (101)
Total loans charged off                                              2,103         2,117          6,193          6,861
Total recoveries                                                     1,178           816          3,286          2,012
                                                               ------------   -----------    -----------    -----------
Net charge-offs                                                        925         1,301          2,907          4,849
                                                               ------------   -----------    -----------    -----------
Balance, end of period                                             $41,671       $39,856        $41,671        $39,856
                                                               ============   ===========    ===========    ===========
Total loans:
    Average                                                     $2,890,700    $2,674,960     $2,875,954     $2,610,174
    Period-end                                                   2,939,677     2,715,569      2,939,677      2,715,569
Ratios:
    Net charge-offs to average loans (annualized)                    0.13%         0.19%          0.14%          0.25%
    Allowance for loan losses to period-end loans                     1.42          1.47           1.42           1.47


TABLE 6 - Non-Performing Assets

                                                                    (Dollars in thousands)
                                                       September 30,     December 31,     September 30,
                                                           1995              1994             1994
                                                      --------------     ------------     -------------
Non-accrual loans                                             $9,415           $9,569           $12,171
Loans past due 90 or more days as to
   principal or interest payments                              5,915            5,149             5,560
Restructured loans                                             5,436            5,599             5,644
                                                      --------------     ------------     -------------
   Total non-performing loans                                 20,766           20,317            23,375
Other real estate owned                                        1,600            3,056             2,936
                                                      --------------     ------------     -------------
   Total non-performing assets                               $22,366          $23,373           $26,311
                                                      ==============     ============     =============
Ratios:
  Non-performing loans to total loans                           0.71%            0.71%             0.86%
  Non-performing assets to total loans and
   other real estate owned                                      0.76             0.82              0.97
  Allowance for loan losses to non-performing
   loans                                                      200.67           197.94            223.72

                          PART II - OTHER INFORMATION
                          ---------------------------

                    For the Quarter Ended September 30, 1995


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11        Statement regarding Computation of Per Share Earnings.

             15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1995.

             15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1995.

             27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1995.

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Dauphin Deposit Corporation
                                         ---------------------------
                                                (Registrant)


Date: November 2, 1995                  /s/Christopher R. Jennings
--------------------------              --------------------------------
                                        Christopher R. Jennings
                                          Chairman of the Board and
                                          Chief Executive Officer



Date: November 2, 1995                  /s/Dennis L. Dinger
--------------------------              ----------------------------------
                                        Dennis L. Dinger, Senior Executive
                                          Vice President and Chief Fiscal
                                          and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                     Sequential
Number                                                     Page Number
-------                                                    -----------


11          Statement regarding Computation of Per
            Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
            September 30, 1995

15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
            September 30, 1995

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1995