Form 10-K
period 1995-12-31
DAUPHIN DEPOSIT CORP
filed 1996-03-08
CIK 215619

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

                                                   Commission file number 0-8415
[X]For the fiscal year ended December 31, 1995

                    OR

[_]For the transition period from        to

                          DAUPHIN DEPOSIT CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       23-1938831
                                          -------------------------------------
                                          (I.R.S. Employer Identification No.)

   213 Market Street, Harrisburg,                         17101
            Pennsylvania                  -------------------------------------
-------------------------------------                  (Zip Code)
   (Address of principal executive
              offices)

Registrant's telephone number, including area code: (717) 255-2121

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

                         Common Stock, $5.00 par value
--------------------------------------------------------------------------------
                                (Title of class)

                         Common Stock Repurchase Rights
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on February 1, 1996 was approximately $ 781,040,971.

The number of shares of Common Stock outstanding as of February 1, 1996 was 30,586,223.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement dated March 8, 1996 for the Annual Meeting of Shareholders to be held on April 15, 1996, portions of which are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DAUPHIN DEPOSIT CORPORATION
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties.................................................     9
    Item 3.  Legal Proceedings..........................................     9
    Item 4.  Submission of Matters to a Vote of Security Holders........    10
    Item 4A. Executive Officers of the Registrant.......................    10
 PART II
    Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    11
    Item 6.  Selected Financial Data....................................    12
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    13
    Item 8.  Financial Statements and Supplementary Data................    31
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    61
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    62
    Item 11. Executive Compensation.....................................    62
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management................................................    62
    Item 13. Certain Relationships and Related Transactions.............    62
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    63
 SIGNATURES

                          DAUPHIN DEPOSIT CORPORATION
                                     PART I


ITEM 1. BUSINESS

  Dauphin Deposit Corporation (Dauphin or Registrant) is a bank holding company, incorporated under the laws of the Commonwealth of Pennsylvania in 1974. Dauphin's wholly-owned bank subsidiary is Dauphin Deposit Bank and Trust Company (Dauphin Bank), which includes the Bank of Pennsylvania, Valleybank and Farmers Bank Divisions, through which Dauphin provides banking services. Dauphin Bank is engaged in the commercial and retail banking and trust business including the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, the providing of credit cards, safe deposit services and the performance of personal, corporate and pension trust services. Auxiliary services such as cash management are provided to commercial customers. Dauphin Bank is a Pennsylvania chartered bank and trust company and a member of the Federal Reserve System. Dauphin Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

  Commercial lending services provided by Dauphin Bank include short and medium term loans, revolving credit loans, lines of credit, asset-based lending, real estate construction loans, agricultural loans, and equipment leasing financial arrangements. Consumer lending services include various types of secured and unsecured loans, including installment loans, home equity loans and automobile leasing. Dauphin Bank had no foreign loans in its portfolio at December 31, 1995. Residential mortgage loans are offered by Eastern Mortgage Services, Inc. (Eastern Mortgage), a Pennsylvania mortgage banking company acquired as a wholly-owned subsidiary of Dauphin Bank in July, 1994. Eastern Mortgage offers the following types of residential mortgage loans: Conventional first and second mortgage loans; FHA/VA loans; State housing bond loans; residential construction/permanent financing; and special programs for low and moderate income borrowers. All conforming conventional residential mortgage loans originated for sale in the secondary mortgage market under a FNMA or FHLMC product are generally underwritten to the standards as specified in the Fannie Mae Selling Guide. All non-conforming loans are underwritten to private investor standards. FHA and VA loans are processed and underwritten in accordance with the relevant handbooks and supplementary circular letters issued respectively by the Department of Housing and Urban Development and by the Veterans Administration.

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

DAUPHIN DEPOSIT BANK AND TRUST COMPANY


  Dauphin Bank maintains 101 offices with 87 automated teller machines located in Adams, Berks, Chester, Cumberland, Dauphin, Franklin, Lancaster, Lebanon, Lehigh, Montgomery, Northampton and York Counties, Pennsylvania. In addition to its main office in Harrisburg, Dauphin County, Dauphin Bank owns an office building in Harrisburg which is used as an administrative center. Dauphin Bank maintains multiple offices in nine south central Pennsylvania counties. Single offices are located in each of Chester, Montgomery and Northampton Counties, in near proximity to the boundary lines with Berks and Lehigh Counties. The amounts of deposits attributable to zip code areas within Chester, Montgomery and Northampton Counties are insignificant in terms of the amounts of deposits attributable to zip code areas in the other nine counties. Accordingly, the Adams, Berks, Cumberland, Dauphin, Franklin, Lancaster, Lebanon, Lehigh and York nine county region constitutes the principal geographic area for Dauphin Bank.

  At December 31, 1995, Dauphin Bank had total deposits of $3,949,801,000, total loans of $2,981,338,000 and total assets of $5,186,082,000.

                          DAUPHIN DEPOSIT CORPORATION

NON-BANKING SUBSIDIARIES


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

COMPETITION


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

SUPERVISION AND REGULATION


 General.


  Dauphin is subject to regulation by the Pennsylvania Department of Banking, the Federal Reserve Board and the Securities and Exchange Commission. The deposits of Dauphin Bank are insured by the FDIC and Dauphin Bank is a member of the Bank Insurance Fund which is administered by the FDIC. In addition, Dauphin Bank is a Pennsylvania bank and trust company and member of the Federal Reserve System subject to regulation and supervision by the Pennsylvania Department of Banking and the Federal Reserve Board. The operations of Dauphin Bank are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and limits upon the types of services which may be offered. Various consumer laws and regulations also affect the operations of Dauphin Bank and Eastern Mortgage, its wholly-owned mortgage banking company subsidiary. Regulatory approvals also are required for branching and for bank mergers.

  Dauphin is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended

                          DAUPHIN DEPOSIT CORPORATION
(BHC Act). The Federal Reserve Board may also make examinations of Dauphin and each of its non-bank subsidiaries. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

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

  Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the BHC Act on any extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Such transfers by Dauphin Bank to Dauphin or any nonbanking subsidiary are limited in amount to 10% of Dauphin Bank's capital and surplus and, with respect to Dauphin and all nonbanking subsidiaries, to an aggregate of 20% of Dauphin Bank's capital and surplus. Such loans and extensions of credit also are required to be secured in specified amounts, and all such transactions are required to be on an arm's length basis. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

 Source of Strength Doctrine.


  Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the "source of strength" doctrine.

 Dividends.


  Dividend payments by Dauphin Bank to Dauphin are subject to the Pennsylvania Banking Code of 1965 (Banking Code) and the Federal Deposit Insurance Act
(FDIA). Under the Banking Code, no dividends may be paid except from "accumulated net earnings" (generally, undivided profits). Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of banks to pay dividends.

  Under these policies and subject to the restrictions applicable to Dauphin Bank, Dauphin Bank could declare without prior regulatory approval, aggregate dividends of $26.0 million, plus net profits for the remainder of 1996.

  The payment of dividends by Dauphin Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which,

                          DAUPHIN DEPOSIT CORPORATION
depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.

 Capital Adequacy.


  The Federal Reserve Board adopted risk-based capital guidelines for bank holding companies, such as Dauphin. The guidelines were phased in over a two year period ended December 31, 1992. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common shareholders' equity, noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance. During the two-year phase-in period, a limited portion of Tier 2 capital was permitted to be included as Tier 1 capital.

  In addition to the risk-based capital guidelines, the Federal Reserve Board established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 1% to 2% above the 3% stated minimum. Dauphin Bank is subject to the same capital requirements since its primary federal regulator is the Federal Reserve Board. Dauphin and Dauphin Bank exceed all applicable capital requirements.

 FDICIA.


  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required the federal banking agencies to promulgate regulations specifying the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating of 1) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

  Undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on

                          DAUPHIN DEPOSIT CORPORATION
operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. On December 31, 1995, Dauphin and Dauphin Bank exceeded the minimum capital levels of the "well capitalized" category.

 Other Provisions of FDICIA.


  Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $500 million in assets, which would include Dauphin Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

  Under FDICIA, each federal banking agency must prescribe certain safety and soundness standards for depository institutions and their holding companies. Three types of standards must be prescribed: Asset quality and earnings, operational and managerial, and compensation. Such standards would include a ratio of classified assets to capital, minimum earnings, and, to the extent feasible, a minimum ratio of market value to book value for publicly traded securities of such institutions and holding companies. Operational and managerial standards must relate to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting,
(iv) interest rate exposure, (v) asset growth, and (vi) compensation, fees and benefits. In November, 1993, the federal banking agencies released proposed rules setting forth some of the required safety and soundness standards. Under such proposed rules, if the primary federal regulator determines that any standard has not been met, the regulator can require the institution to submit a compliance plan that describes the steps the institution will take to eradicate the deficiency. Failure to adopt or implement a compliance plan could lead to further sanctions by the responsible regulator. Pursuant to the Riegle Community Development and Regulatory Improvement Act of 1994, federal banking agencies have been given the discretion to adopt safety and soundness guidelines rather than regulations.

  Provisions of FDICIA relax certain requirements for mergers and acquisitions among financial institutions, including authorization of mergers of insured institutions that are not members of the same insurance fund, and provide specific authorization for a federally chartered savings association or national bank to be acquired by an insured depository institution.

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

  Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-site annually by their primary federal, state regulator or the FDIC.

                          DAUPHIN DEPOSIT CORPORATION

  FDICIA also sets forth Truth in Savings disclosure and advertising requirements applicable to all depository institutions.

 FDIC Insurance Assessments.


  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) created two deposit insurance funds to be administered by the FDIC: the Savings Association Insurance Fund (SAIF) and the Bank Insurance Fund
(BIF). Dauphin Bank's deposits are insured under BIF. The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures.

  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group. As of December 31, 1994, Dauphin Bank was subject to FDIC deposit insurance assessments at the rate of $.23 for every $100 of deposits.

  In the second quarter of 1995, the BIF reached its statutory reserve ratio requirement. Consequently, the FDIC has significantly reduced the assessment rates applicable to BIF members and refunded to BIF members that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once the BIF had achieved full funding in accordance with the statutory reserve ratio requirement. Dauphin Bank received a refund from the FDIC in September 1995 in the amount of $2,215,000, which amount also includes interest on the refund from June 1 to September 14, 1995. According to the new rate schedule, BIF institutions deemed to have the highest risk will pay up to $.31 for every $100 of deposits annually while those deemed to have the least risk will pay $.04 for every $100 of deposits annually. In the case of Dauphin Bank, for the second half of 1995, it was assessed at the rate of $.04 for every $100 of deposits. At the same time, the FDIC has indicated that it anticipates that the SAIF assessment rate in even the lowest risk-based category will not fall below the current rate of $.23 for every $100 of deposits before 2002.

 Interstate Banking.


  Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) in September 1994, interstate banking was restricted under the terms of the Douglas Amendment to the BHC Act which prohibited the Federal Reserve Board from approving an application by a bank holding company located in one state to acquire a bank or all of its assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990, specifically permitting interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks by the McFadden Act, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve member state banks. The Riegle-Neal Act permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the Federal Reserve Board's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, beginning on June 1, 1997, under the Riegle-Neal Act, a bank can expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation

                          DAUPHIN DEPOSIT CORPORATION
earlier than June 1, 1997 if it wishes to do so. The Riegle-Neal Act also permits de novo interstate branching as of June 1, 1997 but only if a state affirmatively opts in by appropriate legislation. Once a state opts in to interstate branching, it may not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. The Riegle-Neal Act also subjects foreign banks to some additional requirements, including extending obligations under the Community Reinvestment Act to certain foreign bank acquisitions and regulating the types of activities off-shore branches of foreign banks may conduct. The Pennsylvania Legislature amended the Pennsylvania Banking Code of 1965 in July, 1995, to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching. The management of Dauphin cannot predict with any reasonable degree of certainty the effects, if any, which the Riegle-Neal Act may have on Dauphin.

 Proposed Legislation.


  Legislation has been introduced in Congress to recapitalize the SAIF via a one-time special assessment on SAIF deposits and thereafter to merge the SAIF with the BIF. Legislation also is pending in Congress which would repeal certain aspects of the Glass-Steagall Act, which prohibits commercial banks from engaging in securities underwriting activities. It is not anticipated that the enactment of such legislation, in its current form, would have a material effect on the financial condition or results of operations of Dauphin.

 Employees


  At December 31, 1995, Dauphin and its subsidiaries employed approximately 2,681 persons.

ITEM 2. PROPERTIES

  Dauphin's principal office is located in Dauphin Bank's main banking offices at 213 Market Street, Harrisburg, Pennsylvania. Dauphin owns 18 of the branch banking offices which are leased to Dauphin Bank.

  Dauphin Bank owns 67 of its branch banking offices and leases 26 other facilities including two leases which are treated as capitalized leases for financial reporting purposes. Hopper Soliday & Co., Inc. leases four of its sales offices. Eastern Mortgage leases 12 of its sales offices. Leases expire intermittently through 2010 and most contain options to renew.

  Aggregate annual rentals for real estate and equipment paid during Dauphin's last fiscal year did not exceed five percent of its operating expenses.

ITEM 3. LEGAL PROCEEDINGS

  Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operations. Included among outstanding litigation is a class action law suit instituted by Dauphin seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue offering an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term held in certain individual retirement accounts (IRA) and/or to charge an annual maintenance fee and fee on rollovers or transfers into the investment product. Dauphin's right to terminate the variable rate investment product and to charge a service fee is in dispute and is being challenged by the holders of the IRA accounts in question. Management intends to vigorously assert its right to terminate the 18 month variable rate investment product in accordance with its terms. Pending the outcome of the litigation, Dauphin has continued to date to pay a 10% interest rate with regard to the product. Counsel expects the case to go to trial in the second quarter of 1996 and for a decision to be rendered by the Court promptly thereafter.

                          DAUPHIN DEPOSIT CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions of all of the executive officers of Dauphin as of February 1, 1996 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

                                                    POSITION AND
                                                BUSINESS EXPERIENCE
             NAME            AGE                DURING PAST 5 YEARS
             ----            ---                -------------------
   Christopher R.             52 Chairman of the Board, Chief Executive Officer and
    Jennings...............      Chairman of the Executive Committee (January 1995
                                 to date) of Dauphin and Dauphin Bank, President
                                 (1987 to 1995), Chief Operating Officer (1992 to
                                 1995) of Dauphin.
   Robert L. Fryer, Jr.....   47 President and Chief Operating Officer (February
                                 1995 to date) of Dauphin, Chairman of the Board,
                                 President and Chief Executive Officer (1991 to
                                 date) of Hopper Soliday & Co., Inc., formerly,
                                 President, W.H. Newbold's Son and Co./Hopper
                                 Soliday & Co., Inc.
   Lawrence J. LaMaina,       61 Vice Chairman (1992 to date) of Dauphin, President
    Jr.....................      (1994 to date) of the Southern Division of Dauphin
                                 Bank, formerly Chairman, President and Chief
                                 Executive Officer of Farmers Bank and Trust
                                 Company.
   Paul B. Shannon.........   48 Vice Chairman (1994 to date), Senior Executive
                                 Vice President (1990 to 1994), Chief Credit
                                 Officer (1990 to date) of Dauphin, President (1992
                                 to date) and Chief Credit Policy Officer (1990 to
                                 date) of Dauphin Bank.
   Dennis L. Dinger........   45 Senior Executive Vice President, Chief Fiscal and
                                 Administrative Officer (1994 to date), Executive
                                 Vice President and Chief Financial Officer (1989
                                 to 1994) of Dauphin and Dauphin Bank.
   Richard B. Brokenshire..   54 Executive Vice President and Chief Operations
                                 Officer of Dauphin and Dauphin Bank.
   Kenneth H. Sallade......   44 Executive Vice President and Chief Investment
                                 Officer (1994 to date) of Dauphin and Dauphin
                                 Bank, Senior Vice President (1988 to 1994) of
                                 Dauphin Bank.
   George W. King..........   54 Executive Vice President, General Counsel and
                                 Secretary (1995 to date) of Dauphin and Dauphin
                                 Bank, Senior Vice President and Counsel (1993 to
                                 1995) to CoreStates Hamilton Bank, Division of
                                 CoreStates Bank, N.A., Senior Vice President,
                                 Corporate Counsel and Secretary (1991 to 1993) of
                                 CoreStates Hamilton Bank.

                          DAUPHIN DEPOSIT CORPORATION

                                                   POSITION AND
                                               BUSINESS EXPERIENCE
             NAME           AGE                DURING PAST 5 YEARS
             ----           ---                -------------------
   Joseph T. Lysczek,        47 Senior Vice President and Treasurer (1992 to date)
    Jr. ...................     of Dauphin, Senior Vice President and Treasurer
                                (1994 to date), Vice President (1991 to 1994) of
                                Dauphin Bank, Vice President and Investment
                                Officer (1988 to 1991) of the Bank of Pennsylvania
                                Division of Dauphin Bank.
   James J. Trupp, Jr. ....  49 Senior Vice President and General Auditor (1992 to
                                date) of Dauphin and Dauphin Bank, Vice
                                President--Audit Manager (1991 to 1992) of
                                Dauphin, Vice President and Treasurer (1988 to
                                1991) of the Bank of Pennsylvania Division of
                                Dauphin Bank.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF DAUPHIN DEPOSIT CORPORATION STOCK AND DIVIDENDS PAID

  The price information provided below reflects actual sales prices of high, low and closing trades as quoted on The Nasdaq Stock Market.

                                                                         CASH
                                                               LAST    DIVIDENDS
                                                             TRADE DAY DECLARED
                                              HIGH     LOW    CLOSING  PER SHARE
                                             ------- ------- --------- ---------
1994
First Quarter............................... $26     $23 3/4 $23 3/4   $.23
Second Quarter..............................  27 1/2  22 3/4  26 1/4    .23
Third Quarter...............................  27 1/4  24 3/4  25        .23
Fourth Quarter..............................  25 1/2  22 1/2  23 5/8    .25
1995
First Quarter............................... $25 1/2 $23     $23 1/4   $.25
Second Quarter..............................  25 1/2  23      24 1/4    .25
Third Quarter...............................  28 1/2  24 1/4  26 11/16  .25
Fourth Quarter..............................  31 3/4  26 1/4  28 3/4    .26 1/2

  The approximate number of holders of common stock is 11,585 as of December 31, 1995.

                          DAUPHIN DEPOSIT CORPORATION
ITEM 6. SELECTED FINANCIAL DATA

                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1995          1994        1993        1992        1991
                          ----------    ----------  ----------  ----------  ----------
FOR THE YEAR
Net interest income.....  $  175,713    $  178,466  $  176,273  $  166,759  $  151,832
Provision for loan loss-
 es.....................       5,608         7,494      10,141      11,627      10,836
Non-interest income.....      71,789        60,947      60,051      55,683      45,599
Non-interest expense....     153,119       139,118     136,281     131,308     116,263
Net income..............      65,565        70,039      67,917      61,031      56,179
Per share:
  Net income............        2.12          2.18        2.08        1.89        1.79
  Cash dividends de-
   clared...............       1.01 1/2        .94         .83         .77        .74 1/2
Weighted average number
 of shares outstanding..  30,966,258    32,169,734  32,636,150  32,240,583  31,430,992
AT YEAR-END
Total assets............  $5,297,349    $5,070,352  $4,916,855  $4,905,702  $4,578,941
Earning assets..........   4,941,562     4,706,198   4,653,015   4,568,334   4,264,580
Short-term investments..      11,573        15,040      16,523      91,950      34,787
Investment securities...   1,860,869     1,783,803   2,041,204   2,056,109   1,821,148
Loans...................   2,981,338     2,861,133   2,586,085   2,411,772   2,402,778
Deposits................   3,949,536     3,514,884   3,586,135   3,692,209   3,614,070
Long-term debt..........      40,599        91,954      92,454      92,863      44,183
Stockholders' equity....     546,603       466,649     506,075     462,111     409,694
Book value per share
  Including unrealized
   impact of securities
   available-for-sale...       17.85         15.08       15.57       14.28       13.03
  Excluding unrealized
   impact of securities
   available-for-sale...       17.40         16.41       15.57       14.28       13.03
Number of shares out-
 standing...............  30,627,843    30,945,167  32,507,414  32,356,559  31,430,305
RATIOS
Return on average as-
 sets...................        1.31%         1.42%       1.40%       1.31%       1.27%
Return on average stock-
 holders' equity
  Including unrealized
   impact of securities
   available-for-sale...       12.81         13.81       14.06       13.93       14.46
  Excluding unrealized
   impact of securities
   available-for-sale...       12.64         13.72       14.06       13.93       14.46
Dividend payout.........       47.88         43.12       39.90       40.74       41.62
Average equity to aver-
 age assets.............       10.23         10.27        9.99        9.37        8.79

                          DAUPHIN DEPOSIT CORPORATION
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This section presents management's discussion and analysis of the financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company
(Bank), which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. The other primary subsidiaries include Hopper Soliday & Co., Inc. (Hopper Soliday), a broker/dealer, and Eastern Mortgage Services, Inc. (Eastern Mortgage), a mortgage banking company. This discussion and analysis should be read in conjunction with the financial statements which appear elsewhere in this report.

  On July 1, 1994, Dauphin acquired Eastern Mortgage Services, Inc., a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $21.0 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Eastern Mortgage from the date of acquisition are included with the results of Dauphin.

                             RESULTS OF OPERATIONS

SUMMARY

  Dauphin Deposit Corporation recorded net income of $65.6 million for 1995, compared with $70.0 million recorded in 1994. On a per common share basis, net income was $2.12 in 1995 compared with $2.18 in 1994 and $2.08 in 1993.

  Return on average total assets was 1.31% for 1995, compared with 1.42% for 1994 and 1.40% for 1993. Return on average equity, excluding the SFAS 115 (as defined in "Investment Securities and Other Short-Term Investments") adjustment, was 12.64% for 1995 compared with 13.72% for 1994 and 14.06% for 1993. Return on average stockholders' equity, including the SFAS 115 adjustment, was 12.81% for 1995 compared with 13.81% for 1994.

  During 1995 average earning assets increased 1.4% to $4.7 billion and the interest rate spread decreased to 3.29% from 3.61%. The decrease in the interest rate spread was primarily the result of a shifting of deposits from transaction oriented deposits to time deposits. The result was a decrease of $5.6 million or 2.9% in fully taxable equivalent net interest income.

  Dauphin continues to maintain a high quality loan portfolio. The percentage of non-performing assets, comprised of non-accrual loans, loans past due 90 or more days as to principal or interest payments, restructured loans and other real estate owned, represented .69% of year- end loans and other real estate owned, down from .82% at December 31, 1994. The allowance for loan losses was 1.40% of year-end loans at December 31, 1995 compared with 1.41% at December 31, 1994. Non-performing loans were covered 2.3 times by the allowance for loan losses. The allowance includes $ 6.7 million which is not allocated to any specific loan category. Because of this strong asset quality, the provision for loan losses was decreased by $1.9 million in 1995.

  Non-interest income, other than securities gains, increased $11.9 million, or 20.6%. Increased non-interest income was the result of growth in fiduciary activities, increase in volume of merchant credit card processing and mortgage banking activities. Offsetting these increases was a decline in commission and fee income generated by Hopper Soliday.

  Non-interest expense items increased $14.0 million, or 10.1%. Contributing to this increase were strategic initiatives implemented, normal salary adjustments and additions to staffing levels and the inclusion of a full year of results for Eastern Mortgage. Additionally, other non-interest expenses decreased due to the industry-wide reduction in FDIC insurance premiums.

NET INTEREST INCOME

  Net interest income is the product of the volume of average earning assets and the average rates earned on them, less the volume of average interest bearing liabilities and the average rates paid thereon. The amount of net interest income is affected by changes in interest rates, account balances, or volume, and the mix of earning assets and interest bearing liabilities.

                          DAUPHIN DEPOSIT CORPORATION
TABLE 1--AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (TAXABLE EQUIVALENT BASIS)

                                                        (DOLLARS IN THOUSANDS)
                                     1995                        1994                        1993
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            AVERAGE  AVERAGE            AVERAGE  AVERAGE            AVERAGE
                           BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
ASSETS
Short-term investments
 Interest bearing
  deposits..............  $    6,367 $    365  5.73%  $    5,481 $    338  6.17%  $    5,764 $    219   3.80%
 Federal funds sold and
  securities purchased
  under agreements to
  resell................       9,362      714  7.63       11,325      603  5.32       11,333      388   3.42
 Other short-term
  investments...........         615       41  6.67
                          ---------- --------         ---------- --------         ---------- --------
 Total short-term
  investments...........      16,344    1,120  6.85       16,806      941  5.60       17,097      607   3.55
                          ---------- --------         ---------- --------         ---------- --------
Investment securities
 U.S. government
  obligations...........     183,866   10,618  5.77      251,030   14,267  5.68      274,007   17,733   6.47
 U.S. government
  agencies..............   1,127,537   75,203  6.67    1,185,694   73,553  6.20    1,245,450   77,007   6.18
 State and municipals...     327,617   30,468  9.30      407,287   38,826  9.53      372,129   37,902  10.19
 Other securities.......      73,527    5,011  6.82       98,965    6,537  6.61      147,600   10,455   7.08
                          ---------- --------         ---------- --------         ---------- --------
 Total investment
  securities............   1,712,547  121,300  7.08    1,942,976  133,183  6.85    2,039,186  143,097   7.02
                          ---------- --------         ---------- --------         ---------- --------
Assets held for sale,
 primarily mortgage
 loans..................      79,306    5,626  7.09       29,586    2,136  7.22       36,071    1,845   5.11
                          ---------- --------         ---------- --------         ---------- --------
Loans (1)
 Commercial.............     964,883   84,644  8.77      899,376   68,705  7.64      922,920   64,882   7.03
 Commercial mortgages...     542,059   49,547  9.14      545,508   45,479  8.34      481,661   38,849   8.07
 Residential mortgages
  (2)...................     777,247   64,123  8.25      700,886   55,343  7.90      645,292   53,401   8.28
 Consumer (3)...........     611,137   49,572  8.11      504,780   40,463  8.02      409,664   37,511   9.16
                          ---------- --------         ---------- --------         ---------- --------
 Total loans............   2,895,326  247,886  8.56    2,650,550  209,990  7.92    2,459,537  194,643   7.91
                          ---------- --------         ---------- --------         ---------- --------
 Total earning assets...   4,703,523  375,932  7.99    4,639,918  346,250  7.46    4,551,891  340,192   7.47
                                     --------                    --------                    --------
Other assets............     301,502                     301,091                     283,655
                          ----------                  ----------                  ----------
 Total assets...........  $5,005,025           7.51%  $4,941,009           7.01%  $4,835,546            7.04%
                          ==========           ====   ==========           ====   ==========           =====
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing
 deposits
 Demand deposits........  $  507,101    7,493  1.48%  $  564,592    9,579  1.70%  $  530,503   13,010   2.45%
 Savings deposits.......     906,945   24,725  2.73    1,050,580   27,096  2.58    1,120,871   29,826   2.66
 Time deposits of
  $100,000 or more......     402,085   27,335  6.80      286,612   15,140  5.28      302,795   14,226   4.70
 Other time deposits....   1,482,112   87,949  5.93    1,196,905   62,072  5.19    1,222,214   65,536   5.36
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  deposits..............   3,298,243  147,502  4.47    3,098,689  113,887  3.68    3,176,383  122,598   3.86
Short-term borrowings...     646,537   35,880  5.55      778,906   32,056  4.12      646,187   19,436   3.01
Long-term debt..........      56,742    4,549  8.02       92,048    6,698  7.28       92,521    6,738   7.28
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  liabilities...........   4,001,522  187,931  4.70    3,969,643  152,641  3.85    3,915,091  148,772   3.80
                                     --------                    --------
Non-interest bearing
 demand deposits........     431,567                     407,556                     392,129
Other liabilities.......      60,036                      56,598                      45,237
Stockholders' equity....     511,900                     507,212                     483,089
                          ----------                  ----------                  ----------
 Total liabilities and
 stockholders' equity...  $5,005,025           3.75%  $4,941,009           3.09%  $4,835,546            3.08%
                          ==========           ====   ==========           ====   ==========           =====
Interest rate spread....                       3.29%                       3.61%                        3.67%
Effect of non-interest
 bearing funds..........                        .71                         .56                          .54
                                               ----                        ----                        -----
Net interest
 income/margin..........             $188,001  4.00%             $193,609  4.17%             $191,420   4.21%
                                     ========  ====              ========  ====              ========  =====

--------
(1) Includes fees on loans. Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

                          DAUPHIN DEPOSIT CORPORATION
  For analytical purposes, net interest income is adjusted to a taxable equivalent basis. This adjustment facilitates performance comparisons among taxable and tax exempt assets by increasing tax exempt income by an amount equivalent to the federal income taxes which would have been paid if this income were taxable at the federal statutory rate of 35%.

  Table 2 presents the net interest income on a fully taxable equivalent basis for each of the years in the three year period ended December 31, 1995.

  Net interest income on a fully taxable equivalent basis totaled $188.0 million in 1995, a decrease of $5.6 million or 2.9% from $193.6 million in 1994. Net interest income in 1994 was up 1.1% from $191.4 million in 1993.

  Table 1 presents average balances, taxable equivalent interest income and expense and average rates earned and paid for Dauphin's assets and liabilities. Table 3 analyzes the changes attributable to the volume and rate components of net interest income.

TABLE 2--NET INTEREST INCOME

                                                           (IN THOUSANDS)
                                                       1995     1994     1993
                                                     -------- -------- --------
Total interest income............................... $363,644 $331,107 $325,045
Total interest expense..............................  187,931  152,641  148,772
                                                     -------- -------- --------
Net interest income.................................  175,713  178,466  176,273
Tax equivalent adjustment...........................   12,288   15,143   15,147
                                                     -------- -------- --------
Net interest income (fully taxable equivalent)...... $188,001 $193,609 $191,420
                                                     ======== ======== ========

TABLE 3--RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                          (IN THOUSANDS)
                                 1995/1994                   1994/1993
                         ---------------------------  -------------------------
                          CHANGE DUE TO                CHANGE DUE TO
                         -----------------   TOTAL    ----------------   TOTAL
                          VOLUME    RATE     CHANGE   VOLUME    RATE    CHANGE
                         --------  -------  --------  -------  -------  -------
(Taxable equivalent)
Interest income
  Short-term
   investments.......... $    (51) $   230  $    179  $   (11) $   345  $   334
  Investment
   securities...........  (16,807)   4,924   (11,883)  (4,938)  (4,976)  (9,914)
  Assets held for sale..    3,528      (38)    3,490     (377)     668      291
  Loans.................   19,843   18,053    37,896   16,015     (668)  15,347
                         --------  -------  --------  -------  -------  -------
    Total interest
     income.............    6,513   23,169    29,682   10,689   (4,631)   6,058
                         --------  -------  --------  -------  -------  -------
Interest expense
  Interest bearing
   deposits.............   18,496   15,119    33,615   (3,181)  (5,530)  (8,711)
  Short-term
   borrowings...........   (6,064)   9,888     3,824    4,518    8,102   12,620
  Long-term debt........   (2,774)     625    (2,149)     (34)      (6)     (40)
                         --------  -------  --------  -------  -------  -------
    Total interest
     expense............    9,658   25,632    35,290    1,303    2,566    3,869
                         --------  -------  --------  -------  -------  -------
Net interest income..... $ (3,145) $(2,463) $ (5,608) $ 9,386  $(7,197) $ 2,189
                         ========  =======  ========  =======  =======  =======

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

                          DAUPHIN DEPOSIT CORPORATION

  During 1995 there was a decrease in net interest income of $3.1 million due to changes in volume and a decrease of $2.5 million due to changes in rate. In 1994 there was an increase of $9.4 million due to changes in volume and a decrease of $7.2 million due to changes in rate.

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

  As reflected in Table 4, average earning assets were $4.7 billion in 1995 and $4.6 billion in 1994 and 1993. The interest rate spread for 1995 was 3.29% compared with 3.61% for 1994 and 3.67% for 1993. The net interest margin for 1995 was 4.00% compared with 4.17% for 1994 and 4.21% for 1993.

TABLE 4--INTEREST RATE SPREAD AND NET INTEREST MARGIN ON EARNING ASSETS

                                             (DOLLARS IN MILLIONS)
                                         1995          1994          1993
                                     ------------  ------------  ------------
                                     AVERAGE       AVERAGE       AVERAGE
                                     BALANCE RATE  BALANCE RATE  BALANCE RATE
                                     ------- ----  ------- ----  ------- ----
(Taxable equivalent)
Earning assets...................... $4,704  7.99% $4,640  7.46% $4,552  7.47%
                                     ======        ======        ======
Interest bearing liabilities........ $4,002  4.70  $3,970  3.85  $3,915  3.80
                                             ----          ----          ----
Interest rate spread................         3.29          3.61          3.67
Interest free sources used to fund
 earning assets.....................    702           670           637
                                     ------  ----  ------  ----  ------  ----
Total sources of funds.............. $4,704  3.99  $4,640  3.29  $4,552  3.26
                                     ======  ----  ======  ----  ======  ----
Net interest margin.................         4.00%         4.17%         4.21%
                                             ====          ====          ====

  Short-term interest rates (prime, federal funds, etc.) continued to rise during the first half of 1995 followed by a decline in the second half of 1995. Long-term interest rates, in general, declined steadily for the entire year. The net result of these interest rate movements was a flattening of the overall yield curve. The average prime rate in 1995 was 8.83% compared with 7.17% in 1994. The average federal funds rate increased to 5.84% for 1995 compared with 4.23% for 1994. During 1995, compared with 1994, the average yield on earning assets increased 53 basis points while the average cost of funds increased 85 basis points resulting in a decrease in the interest rate spread of 32 basis points. The yield on the investment portfolio increased 23 basis points due to the reinvestment of maturities at higher rates, when compared with the yield of the security maturing. Average loans, which represent the highest yielding earning assets, increased $244.8 million or 9.2% and produced a yield of 8.56% in 1995 compared with 7.92% in 1994. Average loans represented 61.6% of the average earning assets for 1995. The cost of interest bearing deposits increased to 4.47% in 1995 compared with 3.68% in 1994. Rates paid on interest bearing transaction accounts decreased throughout 1995. Interest rates offered on time deposits have been rising. Consequently, depositors have been shifting from transaction accounts to higher yielding time deposits. The increase in the cost of short- term borrowings (143 basis points) was caused primarily by the rise in the federal funds rate. The interest rate spread decreased 32 basis points which was partially offset by an increase in the value of non-interest bearing funds resulting in a net 17 basis point decline in the net interest margin.

  Average interest rates rose during 1994 compared to 1993. The average prime rate in 1994 was 7.17% compared with 6.00% in 1993. The average federal funds rate increased to 4.23% for 1994 compared with 3.02% for 1993. During 1994, compared with 1993, the average yield on earning assets decreased 1 basis point while the average cost of funds increased 5 basis points resulting in a decrease in the interest rate spread of 6 basis points. The yield on the investment portfolio decreased 17 basis points due to the reinvestment of maturities at

                          DAUPHIN DEPOSIT CORPORATION
significantly lower rates when compared with the yield of the security maturing. Average loans, which represent the highest yielding earning assets, increased $191.0 million or 7.8% and produced a yield of 7.92% in 1994 compared with 7.91% in 1993. This slight increase was the result of a higher interest rate environment during 1994, somewhat offset by fee income which is included in interest income. The reduction of fees, due to lower refinancings in residential mortgages, reduced the yield by 2 basis points. Average loans represented 57.1% of the average earning assets for 1994. The cost of interest bearing deposits decreased to 3.68% in 1994 compared with 3.86% in 1993. Rates paid on interest bearing transaction accounts decreased in early 1994 and remained relatively flat throughout the year. Interest rates on time deposits have recently been rising. Consequently, depositors are shifting from transaction accounts to higher yielding time deposits, reversing the trend of the prior three years. The increase in the cost of short-term borrowings (111 basis points) was caused primarily by the rise in the federal funds rate. The interest rate spread decreased 6 basis points which was partially offset by an increase in the value of non-interest bearing funds resulting in a 4 basis point decline in the net interest margin.

  Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in 18 month variable interest rate products with a minimum interest rate of 10% for the 18 month term as discussed herein under "Deposits". If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have been decreased by 21 basis points, 24 basis points and 21 basis points for 1995, 1994 and 1993, respectively.

PROVISION FOR LOAN LOSSES

  The provision for loan losses charged against earnings was $5.6 million in 1995 compared with $7.5 million in 1994, a decrease of 25.2%. This decrease was mainly due to the improved asset quality of the loan portfolio. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate.

  Management takes an aggressive approach to charging off loans. This does not necessarily indicate a decline in the asset quality of the loan portfolio.

  Several improvements were seen in certain measures of loan portfolio performance. The ratio of net charge-offs to average loans decreased to .14% in 1995 from .24% in 1994 and the level of non-accruing loans and restructured loans decreased to $17.9 million (.60% of year-end loans) at December 31, 1995 from $20.3 million (.71% of year-end loans) at December 31, 1994.

NON-INTEREST INCOME

  Table 5 reflects Dauphin's total non-interest income which increased $10.8 million or 17.8% in 1995 compared with an increase of $.9 million or 1.5% in 1994. Excluding gains on investment securities, the 1995 increase was $11.9 million or 20.6% compared with an increase of $.8 million or 1.4% for 1994.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 5--NON-INTEREST INCOME

                                       (DOLLARS IN THOUSANDS)
                                   1995/1994                     1994/1993
                         --------------------------------  -----------------------
                                    INCREASE                 INCREASE
                                   (DECREASE)               (DECREASE)
                                  --------------           --------------
                          1995    AMOUNT     %     1994    AMOUNT     %     1993
                         -------  -------  -----  -------  -------  -----  -------
Banking:
  Fiduciary activities.. $16,807  $   444    2.7% $16,363  $ 1,126    7.4% $15,237
  Service charges on
   deposit accounts.....  11,019     (579)  (5.0)  11,598   (1,028)  (8.1)  12,626
  Other service charges
   and fees.............  12,554    1,282   11.4   11,272    2,134   23.4    9,138
  Securities gains,
   net..................   2,261   (1,043) (31.6)   3,304       78    2.4    3,226
  Other.................   4,384    1,219   38.5    3,165   (3,694) (53.9)   6,859
                         -------  -------         -------  -------         -------
                          47,025    1,323    2.9   45,702   (1,384)  (2.9)  47,086
Broker/dealer...........   6,380   (1,391) (17.9)   7,771   (3,215) (29.3)  10,986
Mortgage banking........  21,577   11,476  113.6   10,101    7,770  333.3    2,331
Intercompany
 eliminations...........  (3,193)    (566)         (2,627)  (2,275)           (352)
                         -------  -------         -------  -------         -------
    Total............... $71,789  $10,842   17.8% $60,947  $   896    1.5% $60,051
                         =======  =======  =====  =======  =======  =====  =======

  In the banking segment of Dauphin, income from fiduciary activities increased $.4 million or 2.7% in 1995. Revenue in 1995 increased in the areas of employee benefits and personal trust. The increase of $1.1 million or 7.4% in 1994 was due to similar increases in the employee benefits and personal trust departments.

  Service charges on deposit accounts decreased $.6 million or 5.0% during 1995. In 1994, a decrease of $1.0 million or 8.1% was realized. Management continuously monitors the fee structure and makes changes where appropriate. The 1995 and 1994 decrease was primarily due to a lower number of fees assessed for services.

  Other service charges and fees increased $1.3 million or 11.4% in 1995 compared with an increase of $2.1 million or 23.4% in 1994. The increase for 1995 and 1994 was due to the volume of merchant credit card processing and other fees relating to increased volume in consumer lending.

  Securities gains totaled $2.3 million in 1995 as compared with $3.3 million in 1994 and $3.2 million in 1993. All gains in 1995 were from the sale of debt securities. During 1994 the sale of debt securities generated $2.4 million in net gains compared with $.9 million in net gains from equity securities transactions.

  Other non-interest income increased $1.2 million for 1995 compared with 1994. In 1994, compared with 1993, other non-interest income decreased $3.7 million. The increase for 1995 was primarily the result of gains realized on the disposition of certain branches (including deposits) and the realignment of the proceeds to new branch locations. In December 1993, a settlement with the Commonwealth of Pennsylvania was entered into which resulted in a refund of $3.6 million in previously paid Bank Shares Tax plus interest. This non-recurring refund was the result of litigation contesting the Commonwealth's ability to tax United States Obligations.

  The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income decreased $1.4 million or 17.9% in 1995 and decreased $3.2 million or 29.3% in 1994. These decreases are due to reduced volume of business in 1995 and 1994, due primarily to a less favorable interest rate environment.

  The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $11.5 million or 113.6% in 1995 compared with 1994. Because Eastern

                          DAUPHIN DEPOSIT CORPORATION
Mortgage was acquired July 1, 1994, the income in 1994 represents a full service mortgage banking operation for only six months.

  In addition, effective January 1, 1995, Dauphin adopted Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. For the year ended December 31, 1995 the impact of applying the provisions of SFAS 122 resulted in a net increase in mortgage banking income of $5.8 million when compared with 1994.

NON-INTEREST EXPENSE

  Table 6 reflects Dauphin's non-interest expense which increased $14.0 million or 10.1% in 1995 compared with an increase of $2.8 million or 2.1% in 1994.

TABLE 6--NON-INTEREST EXPENSE

                                               (DOLLARS IN THOUSANDS)
                                  1995/1994                                 1994/1993
                         ------------------------------            -------------------------------
                                   INCREASE (DECREASE)             INCREASE (DECREASE)
                                   --------------------            --------------------
                           1995      AMOUNT       %        1994      AMOUNT       %         1993
                         --------  --------------------  --------  --------------------   --------
Banking:
  Salaries and employee
   benefits............. $ 61,375  $      276        .5% $ 61,099       $(558)      (.9)% $ 61,657
  Net occupancy
   expense..............    7,719        (368)     (4.6)    8,087         (78)     (1.0)     8,165
  Furniture and
   equipment expense....    9,867         947      10.6     8,920        (149)     (1.6)     9,069
  Deposit insurance.....    4,095      (3,814)    (48.2)    7,909        (194)     (2.4)     8,103
  Other.................   43,086       7,113      19.8    35,973      (3,669)     (9.3)    39,642
                         --------  ----------            --------  ----------             --------
                          126,142       4,154       3.4   121,988      (4,648)     (3.7)   126,636
Broker/dealer...........    7,806         228       3.0     7,578      (2,103)    (21.7)     9,681
Mortgage banking........   21,950      11,962     119.8     9,988       9,988
Intercompany
 eliminations...........   (2,779)     (2,343)               (436)       (400)                 (36)
                         --------  ----------            --------  ----------             --------
    Total............... $153,119  $   14,001      10.1% $139,118  $    2,837       2.1%  $136,281
                         ========  ==========  ========  ========  ==========  ========   ========

  Dauphin's banking segment non-interest expense increased $4.2 million or 3.4% in 1995 compared with a decrease of $4.6 million or 3.7% for 1994.

  In Dauphin's banking segment, salaries and employee benefits increased .5% in 1995 and decreased .9% in 1994. Full-time equivalent employees increased 5.2% to 2,024 at December 31, 1995 compared with 1,924 at year-end 1994. Salaries expense increased 4.1% in 1995, while benefits expense decreased 15.1%, primarily due to a decrease in health insurance costs. Dauphin goes through a continual review to control benefit costs.

  In the second quarter of 1995, the Bank Insurance Fund (BIF) reached its statutory reserve ratio requirement of 1.25%. Consequently, the FDIC significantly reduced the assessment rates applicable to BIF members and refunded to BIF members that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once BIF had achieved full funding in accordance with the statutory reserve ratio requirement. Dauphin received a refund from the FDIC in September 1995 in the amount of $2.2 million which included interest from June 1, the date the BIF was fully funded. In addition, Dauphin's assessment rate was dropped from 23 basis points to 4 basis points effective from the date of BIF reaching its statutory reserve ratio requirement. This reduced Dauphin's deposit insurance expense by $3.8 million when compared to 1994. In 1996, Dauphin will record $1,000 for deposit insurance for the period from January through June. Deposit insurance assessments for the second half of 1996 have not yet been determined.

                          DAUPHIN DEPOSIT CORPORATION

  All other non-interest expense items increased $7.7 million or 14.5% in 1995 compared with 1994. The increase for 1995 was primarily the result of increased expenses to reflect numerous strategic initiatives implemented in 1995. The other non-interest expense items that increased include depreciation on technological investments, upgrades to branch facilities, legal, and consulting fees.

  The broker/dealer segment had increased non-interest expense of $.2 million or 3.0% in 1995 and a decrease of $2.1 million or 21.7% in 1994.

  The mortgage banking segment had increased non-interest expense of $12.0 million or 119.8% in 1995 compared with 1994. This significant increase reflects twelve months of results in 1995 and six months of results in 1994. In addition, the mortgage banking segment experienced significant volume increases in 1996, including large refinancing activities in the last quarter of 1995, which resulted in significantly higher salary expense.

PROVISION FOR INCOME TAXES

  Income tax expense amounted to $23.2 million in 1995 as compared with $22.8 million in 1994 and $22.0 million in 1993. Dauphin's effective tax rate for 1995 was 26.1% compared with 24.5% in 1994 and in 1993. The primary increase in the effective tax rate was due to the decreased level of tax exempt income in 1995 compared with 1994 and 1993. For a more comprehensive analysis of income tax expense, refer to Note 13 of the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

  Dauphin's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 7 indicates how Dauphin has managed these elements. Average funding uses increased $63.6 million or 1.4% in 1995 as compared with an increase of $88.0 million or 1.9% in 1994.

TABLE 7--SOURCES AND USES OF FUNDS

                                                  (DOLLARS IN THOUSANDS)
                                      1995                              1994                   1993
                         -------------------------------   -------------------------------  ----------
                                    INCREASE (DECREASE)               INCREASE (DECREASE)
                          AVERAGE   --------------------    AVERAGE   --------------------   AVERAGE
                          BALANCE     AMOUNT        %       BALANCE     AMOUNT        %      BALANCE
                         ---------- ------------ -------   ---------- ------------ -------  ----------
Funding uses:
  Short-term
   investments.......... $   16,344 $      (462)    (2.7)% $   16,806 $      (291)   (1.7)% $   17,097
  Taxable investment
   securities...........  1,384,930    (150,759)    (9.8)   1,535,689    (131,368)    (7.9)  1,667,057
  Tax exempt investment
   securities...........    327,617     (79,670)   (19.6)     407,287      35,158      9.4     372,129
  Assets held for sale..     79,306      49,720    168.1       29,586      (6,485)   (18.0)     36,071
  Loans.................  2,895,326     244,776      9.2    2,650,550     191,013      7.8   2,459,537
                         ---------- -----------            ---------- -----------           ----------
    Total uses.......... $4,703,523 $    63,605      1.4%  $4,639,918 $    88,027      1.9% $4,551,891
                         ========== ===========  =======   ========== ===========  =======  ==========
Funding sources:
  Interest bearing
   demand deposits...... $  507,101 $   (57,491)   (10.2)% $  564,592 $    34,089      6.4% $  530,503
  Savings deposits......    906,945    (143,635)   (13.7)   1,050,580     (70,291)    (6.3)  1,120,871
  Time deposits.........  1,884,197     400,680     27.0    1,483,517     (41,492)    (2.7)  1,525,009
  Short-term
   borrowings...........    646,537    (132,369)   (17.0)     778,906     132,719     20.5     646,187
  Long-term debt........     56,742     (35,306)   (38.4)      92,048        (473)     (.5)     92,521
  Non-interest bearing
   funds (net)(1).......    702,001      31,726      4.7      670,275      33,475      5.3     636,800
                         ---------- -----------            ---------- -----------           ----------
    Total sources....... $4,703,523 $    63,605      1.4%  $4,639,918 $    88,027      1.9% $4,551,891
                         ========== ===========  =======   ========== ===========  =======  ==========

--------
(1) Non-interest bearing liabilities and stockholders' equity less non-interest bearing assets.

                          DAUPHIN DEPOSIT CORPORATION

INVESTMENT SECURITIES AND OTHER SHORT-TERM INVESTMENTS

  Average short-term investments and investment securities, in the aggregate, decreased $230.9 million or 11.8% during 1995 compared with a decrease of $96.5 million or 4.7% during 1994. During 1995 and 1994 investment securities maturing were used to fund loan growth since loan growth exceeded the growth of traditional funding sources of deposits and short-term borrowings.

  The balances maintained for short-term investments and investment securities are, for the most part, supported by short-term deposits such as money market and interest bearing demand accounts, short-term borrowings and time deposits. As reflected in Table 8, the average maturity of the investment portfolio was
6.0 years at year-end 1995. Included in the portfolio are state and municipal securities and mortgage-backed securities that have a longer-term maturity but are sometimes either called before maturity or have repricing characteristics that occur before final maturity. The average life to call or repricing of the portfolio was 2.0 years at December 31, 1995.

TABLE 8--ANALYSIS OF INVESTMENT SECURITIES

                                                (DOLLARS IN THOUSANDS)
                                                                                        TAXABLE
                            U.S.     FEDERAL     STATE &    OTHER                      EQUIVALENT
                          TREASURY   AGENCIES   MUNICIPAL   BONDS   STOCKS    TOTAL      YIELD
                          --------  ----------  ---------  -------  ------- ---------- ----------
DECEMBER 31, 1995
MATURITY--AMORTIZED COST
 BASIS
  Within one year.......  $ 90,800  $  123,361  $ 49,139   $11,381  $       $  274,681    7.01%
  One to five years.....     8,692     444,554    61,841    11,785             526,872    6.89%
  Five to ten years.....               136,680    40,913       370             177,963    7.35%
  Over ten years........               705,278   135,804                       841,082    6.97%
  No set maturity.......                                             19,272     19,272
                          --------  ----------  --------   -------  ------- ----------
Amortized cost..........  $ 99,492  $1,409,873  $287,697   $23,536  $19,272 $1,839,870
                          ========  ==========  ========   =======  ======= ==========
Fair value..............  $100,742  $1,414,233  $302,702   $23,887  $19,305 $1,860,869
                          ========  ==========  ========   =======  ======= ==========
Taxable equivalent
 yield..................      6.27%       6.54%     9.44%     7.21%
Average maturity........                                                      6.0 year
DECEMBER 31, 1994
Amortized cost..........  $251,793  $1,133,247  $369,061   $79,932  $12,903 $1,846,936
DECEMBER 31, 1993
Amortized cost..........  $264,318  $1,263,299  $406,241   $93,592  $13,754 $2,041,204

  Dauphin had no investments in any foreign country that aggregated more than 1% of assets at December 31, 1995, 1994 or 1993.

  At December 31, 1995, net unrealized gains in the portfolio were $21.0 million consisting of gross unrealized gains of $29.7 million and gross unrealized losses of $8.7 million. Dauphin accounts for investment securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair

                          DAUPHIN DEPOSIT CORPORATION
value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Management has determined that the entire investment securities portfolio should be classified as available-for-sale.

LOANS

  Average loans increased $244.8 million or 9.2% during 1995 compared with an increase of $191.0 million or 7.8% in 1994. Loan growth continued to increase in 1995, primarily in the area of consumer loans, as more emphasis was placed on this line of business.

  The economy in our market area is diversified and has been relatively stable. This affords Dauphin the opportunity to select quality commercial credits and stabilizes our consumer business.

  Loan balances during 1995 were influenced by the improving economy and, as a result, balances in both the commercial and consumer areas increased. Dauphin continues to sell residential mortgages in the secondary market in order to avoid taking interest rate risk.

  Dauphin's policy is to make the vast majority of its loans and commitments in the market area it serves. This tends to reduce risk and gives Dauphin the opportunity to deliver its many products to the same customer base. Dauphin had no foreign loans in its portfolio at December 31, 1995.

TABLE 9--LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                             (IN THOUSANDS)
                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------  ----------  ----------  ----------  ----------
Commercial, financial
 and agricultural:
  Commercial secured by
   real estate.......... $  640,670  $  466,657  $  433,055  $  435,899  $  466,241
  Agricultural..........     36,415      34,960      40,748      38,306      31,709
  Other.................    719,137     680,113     665,514     641,161     650,969
Real estate,
 construction...........     97,444     183,673     184,523     138,023     136,037
Real estate,
 residential............    446,059     578,122     461,030     477,833     454,435
Consumer:
  Home equity...........    385,194     335,323     343,175     308,563     302,849
  Installment and credit
   card.................    507,425     483,889     431,420     360,893     347,619
Lease financing.........    150,943     101,919      30,488      15,409      16,760
Unamortized net loan
 fees...................     (1,949)     (3,523)     (3,868)     (4,315)     (3,841)
                         ----------  ----------  ----------  ----------  ----------
    Total............... $2,981,338  $2,861,133  $2,586,085  $2,411,772  $2,402,778
                         ==========  ==========  ==========  ==========  ==========

TABLE 10--LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                   (IN THOUSANDS)
                                                 DECEMBER 31, 1995
                                     ------------------------------------------
                                     ONE YEAR ONE THROUGH    OVER
                                     OR LESS  FIVE YEARS  FIVE YEARS   TOTAL
                                     -------- ----------- ---------- ----------
Commercial, financial and
 agricultural......................  $451,991  $311,106    $633,125  $1,396,222
Real estate, construction..........    39,470     9,348      48,626      97,444
                                     --------  --------    --------  ----------
  Total............................  $491,461  $320,454    $681,751  $1,493,666
                                     ========  ========    ========  ==========
Loans with predetermined interest
 rate..............................  $ 93,645  $140,416    $ 36,925  $  270,986
Loans with variable interest rate..   397,816   180,038     644,826   1,222,680
                                     --------  --------    --------  ----------
  Total............................  $491,461  $320,454    $681,751  $1,493,666
                                     ========  ========    ========  ==========

--------
(1) Excludes residential mortgages, home equity, consumer loans and lease financing

                          DAUPHIN DEPOSIT CORPORATION

DEPOSITS

  Average deposits, including non-interest bearing demand deposits, increased $223.6 million or 6.4% during 1995 compared with a decrease of $62.3 million or 1.7% in 1994. Dauphin, like many other commercial banks, has experienced deposit growth even as the competition for depositors' funds has become more intense. Competition for deposits has come from other commercial banks, thrift institutions, credit unions, brokerage houses and mutual funds. Deposit growth was primarily due to the increase in average interest rates during 1995. While rates paid on interest bearing transaction accounts decreased throughout 1995, rates paid on time deposits have been increasing due to rising interest rates. Depositors appear to be shifting from transaction accounts to time deposits. Included in interest bearing deposits are certain individual retirement accounts (IRA) totaling $184.8 million which are invested in 18 month variable interest rate products with a minimum interest rate of 10% for the 18 month term. During 1993, Dauphin charged a service fee on these products, and initiated the process to discontinue the products in accordance with the terms of the IRA contract. In furtherance of its right to terminate this investment product, Dauphin commenced a legal action for a declaratory judgment in 1994 seeking a judicial determination from the Court permitting Dauphin to discontinue the 18 month variable rate investment product at issue and/or to charge an annual maintenance fee and an additional fee on rollovers or transfers into the IRA account. Dauphin's right to terminate the variable rate investment product and to charge a service fee is in dispute and is being challenged by the holders of the IRA accounts in question. It is management's opinion that continuation of the 18 month variable rate investment product is not in the best interest of Dauphin. Management intends to vigorously assert its legal right to discontinue the 18 month variable rate investment product. Counsel expects the case to go to trial in the second quarter of 1996 and for a decision to be rendered by the Court promptly thereafter.

  During 1995 average time deposits increased $400.7 million compared with a decrease of $41.5 million during 1994. This funding source was used to replace volatile liabilities such as overnight federal funds. Additionally, the growth of non-interest bearing deposits has been relatively slow in recent years. The percentage of average non-interest bearing demand deposits to average total deposits amounted to 11.6% in 1995 and 1994 and 11.0% for 1993. Dauphin's banking subsidiary has remained interest rate competitive and has introduced new deposit products to maintain and attract deposits.

SHORT-TERM BORROWINGS

  Average short-term borrowings decreased $132.4 million or 17.0% during 1995 compared with an increase of $132.7 million or 20.5% in 1994. Short-term borrowings are primarily represented by federal funds purchased and securities sold under agreements to repurchase. The level of short-term borrowings is dependent upon many items such as loan growth, deposit growth and the interest rates paid for these funds. The average cost of short-term borrowings increased from 3.01% in 1993 to 4.12% in 1994 and to 5.55% in 1995.

NON-PERFORMING ASSETS

  Table 11 reflects Dauphin's non-performing assets for the five years ended December 31, 1995. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 11--NON-PERFORMING ASSETS

                                           (DOLLARS IN THOUSANDS)
                                                DECEMBER 31,
                                   -------------------------------------------
                                    1995     1994     1993     1992     1991
                                   -------  -------  -------  -------  -------
Non-accrual loans................  $ 7,031  $ 9,569  $17,450  $18,945  $18,033
Loans past due 90 or more days as
 to principal or interest
 payments........................    5,805    5,149    2,823    5,409    6,065
Restructured loans...............    5,072    5,599    7,352    6,327      194
                                   -------  -------  -------  -------  -------
    Total non-performing loans...   17,908   20,317   27,625   30,681   24,292
Other real estate owned..........    2,709    3,056    2,981    3,981    3,434
                                   -------  -------  -------  -------  -------
    Total non-performing assets..  $20,617  $23,373  $30,606  $34,662  $27,726
                                   =======  =======  =======  =======  =======
Ratios:
  Non-performing loans to total
   loans.........................      .60%     .71%    1.07%    1.27%    1.01%
  Non-performing assets to total
   loans and other real estate
   owned.........................      .69      .82     1.18     1.43     1.15
  Allowance for loan losses to
   non-performing loans..........   233.06   197.94   141.84   118.08   131.56

  Loan quality is maintained through diversification of risk, strict enforcement of credit control practices and continued monitoring of the loan portfolio.

  At December 31, 1995, Dauphin had no loan concentrations exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other industry specific conditions.

  The balance of non-accrual and restructured loans is $12.1 million at December 31, 1995. Interest income on these loans of $.4 million was recorded on a cash basis. If such loans were on the accrual basis, an additional $.3 million of interest income would have been recognized.

  Loans which are not included in non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-accrual, impaired or reduced rate in the future are estimated to total approximately $8.1 million at December 31, 1995.

  On January 1, 1995, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures". SFAS 114 addresses the accounting by creditors for impairment of certain loans. SFAS 114 requires that impaired loans that are within the scope of the Statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price of the fair value of the collateral if the loan is collateral dependent.

  On December 31, 1995 the balance of impaired loans was $11.7 million. Impaired loans of $8.2 million have a related allowance for loan losses of $3.8 million and the remaining impaired loans of $3.5 million have no related allowance for loan losses. The impaired loans consist of loans where it is probable that Dauphin will be unable to collect all amounts due according to the contractual term of the loan agreement. Interest income for impaired loans that are on non-accrual status is recognized using the cash basis, while interest on impaired loans that are still accruing is recognized using the accrual method. The average balance of impaired loans for 1995 was $8.4 million and the interest recognized for the year was $.7 million. The interest income includes $.2 million that was recorded on the cash basis.

                          DAUPHIN DEPOSIT CORPORATION
  Federal regulatory authorities have defined "highly leveraged transactions" (HLT's) as a credit of $20 million or more which is extended in connection with an acquisition by, or a restructuring of, an organization, and the extension of credit results in "high leverage" or is made to an already highly leveraged organization. It is the policy of Dauphin to consider financing HLT's for its customers or for potential customers in its market area which usually involves the change of ownership from one generation of a family to the next, or from present owners to the existing management team. The amount of HLT's, as defined by the Federal regulatory authorities, was $7.3 million at December 31, 1995 and $8.2 at December 31, 1994 and represents Dauphin's portion of a shared national credit within its market area.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is based on management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount and quality of non-performing loans. Table 12 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove excessive or inadequate and consequently may be re-allocated in the future to reflect then current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category. In 1995, the unallocated category increased primarily as a result of Dauphin's continued improvement in loan quality which is reflected in Table 11.

TABLE 12--ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                     (DOLLARS IN THOUSANDS)
                                                          DECEMBER 31,
                         -------------------------------------------------------------------------------
                              1995            1994            1993            1992            1991
                         --------------- --------------- --------------- --------------- ---------------
                                 % GROSS         % GROSS         % GROSS         % GROSS         % GROSS
                         AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS
                         ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Commercial, financial
 and agricultural....... $24,016   46.8% $27,469   41.3% $28,147   44.0% $18,596   46.2% $17,391   47.7%
Real estate,
 construction...........   1,412    3.3    1,973    6.4    1,383    7.1    1,322    5.7    1,278    5.7
Real estate,
 residential(1).........   4,607   27.9    3,711   31.9    1,286   31.1      956   32.5      698   31.5
Consumer................   4,123   17.0    4,800   16.9    4,314   16.7    2,595   14.9    3,351   14.4
Lease financing.........     859    5.0      581    3.5      457    1.1      154     .7      168     .7
Unallocated.............   6,720           1,682           3,595          12,604           9,073
                         -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
  Total................. $41,737  100.0% $40,216  100.0% $39,182  100.0% $36,227  100.0% $31,959  100.0%
                         =======  =====  =======  =====  =======  =====  =======  =====  =======  =====

--------
Gross loans represent loans before unamortized net loan fees.
(1) Includes home equity loans

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

                          DAUPHIN DEPOSIT CORPORATION

  The provision for loan losses of $5.6 million exceeded the net charge-offs of $4.1 million, thereby increasing the allowance for loan losses from $40.2 million in 1994 to $41.7 million in 1995. The allowance for loan losses as a percentage of year-end loans was 1.40% at December 31, 1995 and 1.41% at December 31, 1994.

TABLE 13--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                          (DOLLARS IN THOUSANDS)
                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1995        1994        1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------
Balance, beginning of
 period.................  $   40,216  $   39,182  $   36,227  $   31,959  $   29,190
Provision charged to
 operating expenses.....       5,608       7,494      10,141      11,627      10,836
Allowance of subsidiary
 sold...................                    (101)
Loans charged off:
  Commercial, financial
   and agricultural.....       4,737       5,971       7,406       6,217       6,074
  Real estate,
   residential(1).......         422         933         480         464         172
  Consumer..............       2,696       2,428       2,547       3,445       4,242
  Lease financing.......         321          68          88         129         190
                          ----------  ----------  ----------  ----------  ----------
    Total loans charged
     off................       8,176       9,400      10,521      10,255      10,678
                          ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial, financial
   and agricultural.....       2,357       1,368       2,132       1,330       1,369
  Real estate,
   residential(1).......         444         533          26         245         103
  Consumer..............       1,228       1,121       1,152       1,303       1,084
  Lease financing.......          60          19          25          18          55
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       4,089       3,041       3,335       2,896       2,611
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........       4,087       6,359       7,186       7,359       8,067
                          ----------  ----------  ----------  ----------  ----------
Balance, end of period..  $   41,737  $   40,216  $   39,182  $   36,227  $   31,959
                          ==========  ==========  ==========  ==========  ==========
Total loans:
  Average...............  $2,895,326  $2,650,550  $2,459,537  $2,399,974  $2,332,828
  Year-end..............   2,981,338   2,861,133   2,586,085   2,411,772   2,402,778
Ratios:
 Net charge-offs to:
  Average loans.........         .14%        .24%        .29%        .31%        .35%
  Loans at year-end.....         .14         .22         .28         .31         .34
  Allowance for loan
   losses...............        9.79       15.81       18.34       20.31       25.24
  Provision for loan
   losses...............       72.88       84.85       70.86       63.29       74.45
 Allowance for loan
  losses to:
  Average loans.........        1.44        1.52        1.59        1.51        1.37
  Loans at year-end.....        1.40        1.41        1.52        1.50        1.33

(1) Includes home equity loans

LIQUIDITY

  Liquidity management involves meeting the funds flow requirements of customers who may be either depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

  Liquidity from asset categories is provided primarily through investment securities with maturities of less than one year and short-term investments, such as deposits with other banks, federal funds sold and other short-term investments. Dauphin's asset liquidity position is strong because of the investment portfolio's maturity structure (Table 8), the amount of short-term investments, the funds provided by loan maturities (Table 10) and

                          DAUPHIN DEPOSIT CORPORATION
the funds available to Dauphin by established federal funds lines of credit. Additionally, the Bank is a member of the Federal Home Loan Bank of Pittsburgh. This established credit arrangement provides the Bank with increased liquidity.

  The generation of deposit balances is the primary source of liquidity from liability categories. Total deposits increased by $434.7 million or 12.4% from year-end 1994 to year-end 1995. As previously mentioned, this funding source replaced overnight federal funds borrowings. Table 14 reflects the change in the major classifications of deposits by comparing the year-end balances for the past three years and Table 15 reflects the maturity of large dollar deposits for the same periods. As shown in Table 16, federal funds purchased and other forms of short-term borrowings are also significant sources of liquidity. Dauphin continues to maintain diverse liability funding sources.

TABLE 14--DEPOSITS BY MAJOR CLASSIFICATION

                                                        (IN THOUSANDS)
                                                         DECEMBER 31,
                                               --------------------------------
                                                  1995       1994       1993
                                               ---------- ---------- ----------
Non-interest bearing deposits................. $  518,004 $  464,919 $  423,641
Interest bearing demand deposits..............    492,079    527,892    562,565
Savings deposits..............................    412,185    481,982    502,673
Money market deposit accounts.................    475,815    529,852    604,484
Time deposits.................................  1,592,379  1,239,462  1,192,437
Time deposits of $100,000 or more.............    459,074    270,777    300,335
                                               ---------- ---------- ----------
  Total....................................... $3,949,536 $3,514,884 $3,586,135
                                               ========== ========== ==========

TABLE 15--MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                            (IN THOUSANDS)
                                                             DECEMBER 31,
                                                      --------------------------
                                                        1995     1994     1993
                                                      -------- -------- --------
Three months or less................................. $197,691 $162,820 $177,852
Over three months through six months.................   33,117   26,882   32,578
Over six months through twelve months................   63,866   27,526   24,974
Over twelve months...................................  164,400   53,549   64,931
                                                      -------- -------- --------
  Total.............................................. $459,074 $270,777 $300,335
                                                      ======== ======== ========

TABLE 16--SHORT-TERM BORROWINGS

                                                    (DOLLARS IN THOUSANDS)
                                                    1995      1994      1993
                                                  --------  --------  --------
Overnight federal funds purchased................ $266,370  $438,490  $187,210
Term federal funds purchased.....................            260,000   225,000
Eurodollars purchased............................    1,672
Federal Home Loan Bank borrowings................  149,000
Securities sold under agreements to repurchase...  233,830   196,021   215,890
U.S. Treasury tax and loan notes.................   27,289    46,266    52,286
                                                  --------  --------  --------
  Total short-term borrowings.................... $678,161  $940,777  $680,386
                                                  ========  ========  ========
Average interest rate at year-end................     5.33%     5.88%     3.03%
Maximum amount outstanding at any month-end...... $958,804  $940,777  $765,169
Average amount outstanding....................... $646,537  $778,906  $646,187
Weighted average interest rate...................     5.55%     4.12%     3.01%

                          DAUPHIN DEPOSIT CORPORATION

CAPITAL RESOURCES

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding common stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan, and other appropriate uses. During 1995 and 1994, Dauphin repurchased 630,000 shares for $16.1 million and 1,744,500 shares for $42.4 million, respectively.

  Total stockholders' equity increased $80.0 million or 17.1% in 1995 compared with an increase of $39.4 million or 7.8% in 1994. The increase for 1995 was due to net income of $65.6 million less dividends declared of $31.2 million and was positively impacted by the change in net unrealized gains on investments available-for-sale of $54.7 million, somewhat offset by the repurchase of outstanding common stock throughout the year of $16.1 million. The decrease for 1994 was adversely impacted by the change in net unrealized losses on investments available-for-sale of $83.1 million. The ratio of average equity to average assets amounted to 10.23% for 1995, compared with 10.27% for 1994 and 9.99% for 1993. Internal capital generation is measured as the percent of return on average equity multiplied by the percent of earnings retained. The resulting internal capital generation percentage amounted to 6.7% for 1995 compared with 7.9% for 1994 and 8.6% for 1993.

  Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. Table 17 presents the capital ratios for Dauphin for the past three years calculated at year-end in accordance with these guidelines. At December 31, 1995, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well capitalized".

TABLE 17--CAPITAL RATIOS

                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
Risk-based capital
  Tier 1 ratio............................................. 13.99% 13.82% 15.52%
  Total capital ratio (tier 1 and tier 2).................. 14.87  14.92  17.24
Leverage ratio............................................. 10.00   9.65  10.16

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

                          DAUPHIN DEPOSIT CORPORATION

  Table 18 presents an interest sensitivity analysis of Dauphin's assets and liabilities at December 31, 1995 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's assumption on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 18 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 18 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

TABLE 18--INTEREST SENSITIVITY ANALYSIS

                                          (DOLLARS IN THOUSANDS)
                                            DECEMBER 31, 1995
                          ------------------------------------------------------------
                                       INTEREST SENSITIVITY PERIOD
                          ------------------------------------------------------------
                            MONTH       QUARTER     SIX MONTHS    ANNUAL     5 YEARS
                          ----------   ----------   ----------  ----------  ----------
Earning assets:
  Short-term invest-
   ments................  $   11,573   $   11,573   $   11,573  $   11,573  $   11,573
  Investment securi-
   ties.................     530,574      773,262      977,628   1,236,615   1,672,503
  Assets held for sale..      87,782       87,782       87,782      87,782      87,782
  Loans.................   1,636,626    1,741,224    1,864,848   2,093,111   2,838,037
                          ----------   ----------   ----------  ----------  ----------
    Total...............  $2,266,555   $2,613,841   $2,941,831  $3,429,081  $4,609,895
                          ==========   ==========   ==========  ==========  ==========
Interest bearing liabil-
 ities:
  Deposits..............  $1,312,839   $1,591,381   $1,785,708  $2,133,439  $2,772,612
  Short-term
   borrowings...........     678,161      678,161      678,161     678,161     678,161
  Long-term debt........           5           15           30      35,095      40,418
                          ----------   ----------   ----------  ----------  ----------
    Total...............  $1,991,005   $2,269,557   $2,463,899  $2,846,695  $3,491,191
                          ==========   ==========   ==========  ==========  ==========
  Interest sensitivity
   gap..................  $  275,550   $  344,284   $  477,932  $  582,386  $1,118,704
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................        1.14         1.15         1.19        1.20        1.32
  Interest sensitivity
   gap as a percent of
   total assets.........        5.20%        6.50%        9.02%      10.99%      21.12%
Regulatory presentation:
  Interest sensitivity
   gap..................  $ (140,913)  $  (72,179)  $   61,469  $  165,958  $  702,440
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................         .94          .97         1.02        1.05        1.18
  Interest sensitivity
   gap as a percent of
   total assets.........       (2.66)%      (1.36)%       1.16%       3.13%      13.26%

  An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at December 31, 1995 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity

                          DAUPHIN DEPOSIT CORPORATION
gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income as indicated on Table 3. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. SFAS 121 becomes effective January 1, 1996 and will not have a material effect on Dauphin's financial position or results of operations.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 becomes effective January 1, 1996, and will not have a material effect on Dauphin's financial position or results of operations. Management anticipates that upon adoption of SFAS 123 it will continue to measure compensation expense for its stock-based employee compensation plans, using the methods as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

REGULATORY DEVELOPMENTS

  During 1994, Congress passed legislation to remove geographic restrictions on bank expansion. The Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 will allow banks to expand across state lines to merge existing multi-state branching operations into a single institution or to acquire new branches in other states. Interstate banking and branching authority will be subject to certain conditions and restrictions, such as capital adequacy, management, Community Reinvestment Act compliance and limits on deposit concentrations. The legislation permits a bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition. Interstate bank mergers and de novo interstate branching are permitted as of June 1, 1997, although states may choose to opt in to these provisions prior to June 1, 1997, or to opt out of these provisions completely by enacting appropriate legislation. The Pennsylvania legislature amended the Pennsylvania Banking Code of 1965 in July, 1995, to opt in to the interstate bank merger and de novo branching provisions of the Riegle-Neal Act. The management of Dauphin cannot predict with any reasonable degree of certainty the effects, if any, which the Riegle-Neal Act may have on Dauphin.

  Legislation has been introduced in Congress to recapitalize the Savings Association Insurance Fund (SAIF) via a one-time special assessment on SAIF deposits and thereafter to merge the SAIF with the Bank Insurance Fund (BIF). Legislation is also pending in Congress which would repeal certain aspects of the Glass-Steagall Act, which prohibits commercial banks from engaging in securities underwriting activities. It is not anticipated that the enactment of such legislation, in its current form, would have a material effect on the financial condition or results of operations of Dauphin.

                          DAUPHIN DEPOSIT CORPORATION
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

Dauphin Deposit Corporation and Subsidiaries
  Consolidated Balance Sheets...............................................  32
  Consolidated Statements of Income.........................................  33
  Consolidated Statements of Stockholders' Equity...........................  34
  Consolidated Statements of Cash Flows.....................................  35
  Notes to Consolidated Financial Statements................................  36
Independent Auditors' Report................................................  60

                  Dauphin Deposit Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                                      (DOLLARS IN THOUSANDS)
                                                         1995         1994
                                                      -----------  -----------
ASSETS
Cash and due from banks.............................. $   218,785  $   202,911
                                                      -----------  -----------
Short-term investments
  Interest bearing deposits..........................       8,523        3,738
  Federal funds sold and securities purchased under
   agreements to resell..............................       3,050       11,302
                                                      -----------  -----------
    Total short-term investments.....................      11,573       15,040
                                                      -----------  -----------
Investment securities available-for-sale, at fair
 value...............................................   1,860,869    1,783,803
Assets held for sale, primarily mortgage loans.......      87,782       46,222
Loans (net of unearned income).......................   2,981,338    2,861,133
Allowance for loan losses............................     (41,737)     (40,216)
                                                      -----------  -----------
    Total net loans..................................   2,939,601    2,820,917
                                                      -----------  -----------
Premises and equipment...............................      71,562       67,088
Other assets.........................................     107,177      134,371
                                                      -----------  -----------
    Total assets.....................................  $5,297,349   $5,070,352
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing............................... $   518,004  $   464,919
  Interest bearing...................................   3,431,532    3,049,965
                                                      -----------  -----------
    Total deposits...................................   3,949,536    3,514,884
Short-term borrowings................................     678,161      940,777
Long-term debt.......................................      40,599       91,954
Accrued expenses and taxes...........................      82,450       56,088
                                                      -----------  -----------
    Total liabilities................................   4,750,746    4,603,703
                                                      -----------  -----------
Stockholders' equity
  Preferred stock, $25 par value; 10,000,000 shares
   authorized but unissued
   Common stock, $5 par value; 200,000,000 shares
   authorized, 32,641,614 issued of which 2,013,771
   and 1,696,447 shares are held as treasury stock,
   respectively......................................     163,208      163,208
  Additional paid-in capital.........................      11,103       11,770
  Retained earnings..................................     408,274      373,921
  Unrealized gains (losses) on securities available-
   for-sale, net of deferred taxes...................      13,650      (41,036)
                                                      -----------  -----------
                                                          596,235      507,863
  Less: Treasury stock--at cost......................     (49,632)     (41,214)
                                                      -----------  -----------
    Total stockholders' equity.......................     546,603      466,649
                                                      -----------  -----------
    Total liabilities and stockholders' equity.......  $5,297,349   $5,070,352
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993

                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   1995               1994            1993
                              ---------------    --------------- ---------------
Interest income
  Interest and fees on loans
   and leases...............         $245,440           $207,648        $192,042
  Interest and dividends on
   investment securities
    Taxable.................           93,498             96,797         107,195
    Exempt from federal
     income taxes...........           17,997             23,602          23,373
  Interest on deposits......              365                337             218
  Interest on assets held
   for sale.................            5,589              2,120           1,829
  Interest on federal funds
   sold and other short-term
   investments..............              755                603             388
                              ---------------    --------------- ---------------
    Total interest income...          363,644            331,107         325,045
                              ---------------    --------------- ---------------
Interest expense
  Interest on deposits
    Savings deposits........           32,218             36,675          42,836
    Time deposits...........           87,949             62,072          65,536
    Time deposits in
     denominations of
     $100,000 or more.......           27,335             15,140          14,226
                              ---------------    --------------- ---------------
                                      147,502            113,887         122,598
  Interest on short-term
   borrowings...............           35,880             32,056          19,436
  Interest on long-term
   debt.....................            4,549              6,698           6,738
                              ---------------    --------------- ---------------
    Total interest expense..          187,931            152,641         148,772
                              ---------------    --------------- ---------------
    Net interest income.....          175,713            178,466         176,273
Provision for loan losses...            5,608              7,494          10,141
                              ---------------    --------------- ---------------
    Net interest income
     after provision for
     loan losses............          170,105            170,972         166,132
                              ---------------    --------------- ---------------
Non-interest income
  Fiduciary activities......           16,807             16,363          15,237
  Service charges on deposit
   accounts.................           11,019             11,598          12,626
  Other service charges and
   fees.....................           12,554             11,272           9,138
  Broker/dealer commissions
   and fees.................            6,034              7,783          10,634
  Mortgage banking..........           18,730              7,462           2,331
  Securities gains, net.....            2,261              3,304           3,226
  Other.....................            4,384              3,165           6,859
                              ---------------    --------------- ---------------
    Total non-interest
     income.................           71,789             60,947          60,051
                              ---------------    --------------- ---------------
Non-interest expense
  Salaries and employee
   benefits.................           81,268             72,556          68,569
  Net occupancy expense.....            9,396              8,990           8,472
  Furniture and equipment
   expense..................           11,075              9,567           9,219
  Deposit insurance.........            4,095              7,909           8,103
  Other.....................           47,285             40,096          41,918
                              ---------------    --------------- ---------------
    Total non-interest
     expense................          153,119            139,118         136,281
                              ---------------    --------------- ---------------
Income before income taxes..           88,775             92,801          89,902
Provision for income taxes..           23,210             22,762          21,985
                              ---------------    --------------- ---------------
Net income..................         $ 65,565           $ 70,039        $ 67,917
                              ===============    =============== ===============
Net income per share........         $   2.12           $   2.18        $   2.08
Cash dividends declared per
 share......................        $   1.01 1/2        $    .94        $    .83
Weighted average number of
 shares outstanding.........       30,966,258         32,169,734      32,636,150

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993

                                                             (DOLLARS IN THOUSANDS)
                                                                                           NET UNREALIZED
                             COMMON STOCK     ADDITIONAL             TREASURY STOCK        GAIN (LOSS) ON       TOTAL
                          -------------------  PAID-IN   RETAINED  --------------------      SECURITIES     STOCKHOLDERS'
                            SHARES    AMOUNT   CAPITAL   EARNINGS    SHARES     AMOUNT   AVAILABLE-FOR-SALE    EQUITY
                          ---------- -------- ---------- --------  ----------  --------  ------------------ -------------
BALANCE, DECEMBER 31,
 1992...................  32,623,869 $163,119  $10,620   $292,193    (267,310) $ (3,821)      $               $462,111
Net income..............                                   67,917                                               67,917
Cash dividends declared
 By Dauphin.............                                  (24,802)                                             (24,802)
 By pooled bank prior to
  acquisition...........                                   (1,534)                                              (1,534)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                           314                 76,579     1,122                          1,436
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                            (4)                53,418       536                            532
Debentures converted to
 common stock...........      17,745       89      203                  3,113        43                            335
Tax benefit of stock
 option transactions....                            80                                                              80
                          ---------- --------  -------   --------  ----------  --------       -------         --------
BALANCE, DECEMBER 31,
 1993...................  32,641,614  163,208   11,213    333,774    (134,200)   (2,120)                       506,075
Cumulative effect of
 adoption of SFAS 115,
 net of taxes...........                                                                       42,080           42,080
Net income..............                                   70,039                                               70,039
Cash dividends
 declared...............                                  (29,892)                                             (29,892)
Acquisition of treasury
 stock..................                                           (1,744,500)  (42,413)                       (42,413)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                           419                 70,340     1,068                          1,487
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (21)                24,409       317                            296
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           (26)                60,606     1,539                          1,513
Debentures converted to
 common stock...........                            37                 26,898       395                            432
Change in net unrealized
 gain (loss) on
 investments available-
 for-sale, net of
 taxes..................                                                                      (83,116)         (83,116)
Tax benefit of stock
 option transactions....                           148                                                             148
                          ---------- --------  -------   --------  ----------  --------       -------         --------
BALANCE, DECEMBER 31,
 1994...................  32,641,614  163,208   11,770    373,921  (1,696,447)  (41,214)      (41,036)         466,649
Net income..............                                   65,565                                               65,565
Cash dividends
 declared...............                                  (31,212)                                             (31,212)
Acquisition of treasury
 stock..................                                             (630,000)  (16,063)                       (16,063)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                          (239)                68,429     1,664                          1,425
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                          (998)               101,742     2,476                          1,478
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           115                126,446     3,110                          3,225
Debentures converted to
 common stock...........                          (137)                16,059       395                            258
Change in net unrealized
 gain (loss) on
 investments available-
 for-sale, net of
 taxes..................                                                                       54,686           54,686
Tax benefit of stock
 option transactions....                           386                                                             386
Impact of Performance
 Share Agreements.......                           206                                                             206
                          ---------- --------  -------   --------  ----------  --------       -------         --------
BALANCE, DECEMBER 31,
 1995...................  32,641,614 $163,208  $11,103   $408,274  (2,013,771) $(49,632)      $13,650         $546,603
                          ========== ========  =======   ========  ==========  ========       =======         ========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993

                                                      (IN THOUSANDS)
                                                 1995       1994       1993
                                               ---------  ---------  ---------
Operating activities
  Net income.................................. $  65,565  $  70,039  $  67,917
  Adjustments:
    Provision for loan losses.................     5,608      7,494     10,141
    Provision for depreciation, amortization
     and accretion............................     6,564      9,441     11,050
    Amortization of goodwill..................     1,705      1,335        938
    Deferred income taxes.....................     4,133      3,994       (813)
    Securities gains, net.....................    (2,261)    (3,304)    (3,226)
    (Increase) decrease in interest
     receivable...............................     1,325     (2,222)     4,023
    Increase (decrease) in accrued expenses
     and taxes................................    19,013     (3,064)     1,612
    Capitalized interest on deposits..........    65,534     44,108     45,770
    Amortization of mortgage servicing
     rights...................................     3,047      1,091        629
    Gain on sale of mortgages and loans held
     for sale.................................    (5,961)    (1,473)    (1,325)
    Sale of mortgage loans held for sale......   741,618    247,445    107,746
    Loans originated for sale.................  (751,403)  (224,445)  (114,054)
    Purchase of mortgage loans held for sale..   (22,645)   (22,995)
    Other, net................................   (13,918)   (14,339)   (21,656)
                                               ---------  ---------  ---------
      Net cash provided by operating
       activities.............................   117,924    113,105    108,752
                                               ---------  ---------  ---------
Investing activities
  Proceeds from sales of investment
   securities.................................   252,613    201,395     48,978
  Proceeds from maturities of investment
   securities.................................   356,977    480,030    733,822
  Purchases of investment securities..........  (526,811)  (481,357)  (758,783)
  Net (increase) decrease in assets held for
   sale, other than loans held for sale.......    (3,169)      (299)       732
  Net increase in loans.......................  (231,067)  (330,366)  (165,771)
  Sale of residential mortgage and other
   consumer loans.............................    39,507     52,544      4,876
  Net purchases of premises and equipment.....   (12,139)    (8,268)    (2,646)
  Net proceeds from sale of subsidiary,
   Farmers Savings Bank, FSB..................                  797
  Purchase of Eastern Mortgage Services,
   Inc........................................              (21,038)
                                               ---------  ---------  ---------
      Net cash used by investing activities...  (124,089)  (106,562)  (138,792)
                                               ---------  ---------  ---------
Financing activities
  Net increase (decrease) in deposit
   accounts...................................   369,118   (104,518)  (149,755)
  Net increase (decrease) in short-term
   borrowings.................................  (262,616)   224,869     72,060
  Net decrease in long-term debt..............   (51,097)      (122)       (74)
  Issuance of common stock and treasury
   stock......................................     6,083      3,281      1,968
  Acquisition of treasury stock...............   (16,063)   (42,413)
  Cash dividends paid.........................   (30,836)   (29,024)   (25,406)
                                               ---------  ---------  ---------
      Net cash provided (used) by financing
       activities.............................    14,589     52,073   (101,207)
                                               ---------  ---------  ---------
      Increase (decrease) in cash and cash
       equivalents............................     8,424     58,616   (131,247)
Cash and cash equivalents at beginning of
 period.......................................   210,911    152,295    283,542
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $ 219,335  $ 210,911  $ 152,295
                                               =========  =========  =========
Total interest paid........................... $ 116,944  $ 109,419  $ 107,225
Total income taxes paid.......................    12,715     20,495     24,061
Schedule of non-cash investing and financing
 activities:
  Loans charged off...........................     8,176      9,400     10,521
  Net loan transfers to other real estate
   owned......................................     2,508      4,563      1,574
  Conversion of convertible subordinated
   debentures.................................       258        432        335
  Securitization of mortgage loans............    77,085

          See accompanying notes to consolidated financial statements.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following is a description of the more significant accounting policies of Dauphin Deposit Corporation and subsidiaries.

BUSINESS

  Dauphin Deposit Corporation (Dauphin) is a bank holding company, incorporated under the laws of the Commonwealth of Pennsylvania in 1974. Dauphin's wholly-owned bank subsidiary is Dauphin Deposit Bank and Trust Company (the Bank), through which Dauphin provides banking services. The Bank is engaged in the commercial and retail banking and trust business. The Bank's mortgage banking subsidiary, Eastern Mortgage Services, Inc. (Eastern Mortgage) is a full service mortgage banking company which originates, services and sells first and second residential mortgage loans of varying types primarily to the eastern Pennsylvania and New Jersey mortgage markets. Dauphin's wholly-owned subsidiary Hopper Soliday & Co., Inc. (Hopper Soliday) is a Delaware corporation which engages in municipal finance, institutional sales, financial advisory and other general securities businesses permitted for bank holding companies and their non-bank subsidiaries.

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Dauphin and subsidiaries, including its principal subsidiary, the Bank, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. All material intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES

  Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. Under SFAS 115 investments are classified in one of three categories and accounted for as follows: 1) debt securities that a company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Management has determined that the entire investment securities portfolio will be classified as available-for-sale.

  Premiums and discounts are amortized and accreted over the term of the related securities using a method that approximates the interest method. Realized gains or losses on the sale of investment securities (determined by the specific identification method) are shown separately in the statements of income. A decline in the fair

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993
value of any investment below cost that is deemed other than temporary results in a reduction of the carrying amount to fair value through a charge to income. Dividend and interest income are recognized when earned.

ASSETS HELD FOR SALE

  Assets held for sale consist of the securities inventory of Hopper Soliday and mortages held for sale, primarily the inventory of Eastern Mortgage. The securities inventory is recorded at current quoted market value. The mortgages held for sale are carried at the lower of aggregate cost or estimated market value with unrealized losses recognized through a provision included in other income. Gains and losses on the sale of mortgages held for sale are determined using the specific identification method.

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

  Dauphin adopted the provisions of Statement of Financial Accounting Standard No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" on January 1, 1995. Generally, all non-accrual loans are deemed to be impaired. In addition, management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that Dauphin will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that Dauphin expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (e.g. less than 90 days), a loan is not deemed to be impaired.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. The majority of loans deemed to be impaired by management are collateral dependent. Loans are evaluated individually for impairment. Dauphin excludes smaller balance, homogeneous loans (e.g. primarily consumer and residential mortgages) from the evaluation for impairment. Impairment losses are included in the allowance loan losses. Impaired loans are charged-off when management believes that the ultimate collectibility of a loan is not likely.

  Income for impaired loans that are on non-accrual status is recognized using the cash basis, while interest on impaired loans that are still accruing is recognized using the accrual method.

PREMISES AND EQUIPMENT

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

OTHER ASSETS

  Goodwill is the excess of the purchase price over the fair value of net assets of entities acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets is $15.5 million of goodwill at December 31, 1995 and 1994. Goodwill is being amortized using the straight-line method over periods not exceeding 15 years.

  Excess servicing fees are computed as the present value of the difference between the estimated future net revenues and normal servicing revenues as established by the federally sponsored secondary market makers. Upon the sale of mortgage loans, excess servicing fees are deferred and amortized over the estimated life of the related mortgages.

  Effective January 1, 1995, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". SFAS 122 amended Statement 65 to require an institution to recognize as separate assets the rights to service mortgage loans for others when a mortgage loan is sold or securitized and servicing rights retained. When capitalizing mortgage servicing rights, Dauphin allocates the total cost of the mortgage loans (the recorded investment in the mortgage loans including net deferred fees or costs and any purchase premium or discount) to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. Such fair value is primarily based on observable market prices. Mortgage servicing rights (including purchased mortgage servicing) are amortized in proportion to, and over the period of, estimated net servicing revenue based on management's best estimate of remaining loan lives.

  Dauphin measures the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, Dauphin stratifies those rights based on the predominant risk characteristics of the underlying loans. Dauphin primarily stratifies mortgage servicing rights by loan type (e.g. conventional or government guaranteed and adjustable-rate or fixed-rate mortgage loans). Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

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

BENEFIT PLANS

  Pension plan costs for Dauphin's defined benefit plans are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 87 "Employers' Accounting for Pensions". The projected unit credit method is utilized for measuring net periodic pension cost over the employees' service lives.

  Dauphin's cost of retiree health care and other postretirement benefits are accounted for in accordance with the provisions of Statement of Financial Acccounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

  Dauphin provides benefits to former or inactive employees after employment but before retirement. These costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

INCOME TAXES

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET INCOME PER SHARE

  Net income per share is computed based upon the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options and performance shares using the

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

treasury stock method. The difference between primary and fully diluted earnings per share is not significant in any year.

STATEMENT OF CASH FLOWS

  For purposes of the statement of cash flows, Dauphin considers cash and due from banks and overnight federal funds sold to be cash and cash equivalents.

RECLASSIFICATIONS

  Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2--ACQUISITIONS

  On July 1, 1994, Dauphin acquired Eastern Mortgage, a mortgage banking company headquartered in Trevose, Pennsylvania, for approximately $21.0 million in cash pursuant to a definitive agreement signed in May 1994. The acquisition was accounted for using the purchase method of accounting. Therefore, the results of operations of Eastern Mortgage from the date of acquisition are included with the results of Dauphin. The excess of the purchase price over the fair value of the net identifiable assets acquired of $12.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

3--RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS AND INVESTMENT SECURITIES

  The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these required reserve balances at December 31, 1995 and 1994 was approximately $80,353,000 and $78,522,000, respectively.

  The Bank is required to maintain an investment in Federal Home Loan Bank of Pittsburgh stock of $14,987,200 which is included with equity securities.

4--INVESTMENT SECURITIES

  The amortized cost and fair value of investment securities are as follows:

                                                  (IN THOUSANDS)
                                                 DECEMBER 31, 1995
                                    -------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations.....................  $  804,086  $ 6,413    $  (136)  $  810,363
Obligations of states and
 political subdivisions...........     287,697   15,639       (634)     302,702
Debt securities issued by foreign
 governments......................         800                              800
Corporate securities..............      22,736      351                  23,087
Mortgage-backed securities........     705,279    7,215     (7,882)     704,612
                                    ----------  -------    -------   ----------
  Total debt securities...........   1,820,598   29,618     (8,652)   1,841,564
Equity securities.................      19,272       33                  19,305
                                    ----------  -------    -------   ----------
  Total investment securities.....  $1,839,870  $29,651    $(8,652)  $1,860,869
                                    ==========  =======    =======   ==========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

                                                  (IN THOUSANDS)
                                                 DECEMBER 31, 1994
                                    -------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations.....................  $  687,005  $   642    $(22,127) $  665,520
Obligations of states and
 political subdivisions...........     369,061    9,351     (11,700)    366,712
Debt securities issued by foreign
 governments......................         900                   (4)        896
Corporate securities..............      79,032       79        (828)     78,283
Mortgage-backed securities........     698,035    1,098     (39,640)    659,493
                                    ----------  -------    --------  ----------
  Total debt securities...........   1,834,033   11,170     (74,299)  1,770,904
Equity securities.................      12,903                   (4)     12,899
                                    ----------  -------    --------  ----------
  Total investment securities.....  $1,846,936  $11,170    $(74,303) $1,783,803
                                    ==========  =======    ========  ==========

  The amortized cost and fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (IN THOUSANDS)
                                                            DECEMBER 31, 1995
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
     Due in one year or less............................. $  274,681 $  276,502
     Due after one year through five years...............    526,872    535,459
     Due after five years through ten years..............    177,963    183,991
     Due after ten years.................................    135,803    141,000
                                                          ---------- ----------
                                                           1,115,319  1,136,952
     Mortgage-backed securities..........................    705,279    704,612
                                                          ---------- ----------
       Total debt securities............................. $1,820,598 $1,841,564
                                                          ========== ==========

  Gains and losses from sales of investment securities are as follows:

                                                          (IN THOUSANDS)
                                                       1995     1994     1993
                                                      -------  -------  ------
   Debt securities
     Gross gains..................................... $ 3,496  $ 3,366  $1,540
     Gross losses....................................  (1,235)  (1,007)     (6)
                                                      -------  -------  ------
       Total debt securities.........................   2,261    2,359   1,534
   Equity securities, net............................              945   1,692
                                                      -------  -------  ------
       Total securities gains........................ $ 2,261  $ 3,304  $3,226
                                                      =======  =======  ======

  Proceeds from sales of investment securities are as follows:

                                                            (IN THOUSANDS)
                                                         1995     1994    1993
                                                       -------- -------- -------
   Debt securities.................................... $252,613 $199,083 $43,742
   Equity securities..................................             2,312   5,236
                                                       -------- -------- -------
     Total proceeds................................... $252,613 $201,395 $48,978
                                                       ======== ======== =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  Securities with a carrying value of $1,053,541,000 at December 31, 1995 and $816,290,000 at December 31, 1994 are pledged to secure public deposits and for other purposes as provided by law.

5--LOANS

  The loan portfolio, net of unearned income, at December 31, 1995 and 1994 is as follows:

                                                            (IN THOUSANDS)
                                                            1995        1994
                                                         ----------  ----------
     Commercial, financial and agricultural:
       Commercial secured by real estate................ $  640,670  $  466,657
       Agricultural.....................................     36,415      34,960
       Other............................................    719,137     680,113
     Real estate, construction..........................     97,444     183,673
     Real estate, residential...........................    446,059     578,122
     Consumer:
       Home equity......................................    385,194     335,323
       Installment and credit card......................    507,425     483,889
     Lease financing....................................    150,943     101,919
     Unamortized net loan fees..........................     (1,949)     (3,523)
                                                         ----------  ----------
         Total loans.................................... $2,981,338  $2,861,133
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

                                                                  (IN THOUSANDS)
     Balance--January 1, 1995....................................   $  56,032
     New loans...................................................     138,782
     Repayments..................................................    (103,176)
                                                                    ---------
     Balance--December 31, 1995..................................   $  91,638
                                                                    =========

  Included within the loan portfolio are loans on which the Bank has ceased the accrual of interest and restructured loans. Such loans amounted to $12,103,000 and $15,168,000 at December 31, 1995 and 1994, respectively. If interest income had been recorded on all such loans outstanding during the years 1995, 1994 and 1993, interest income would have been increased as shown in the following table:

                                                              (IN THOUSANDS)
                                                            1995  1994   1993
                                                            ---- ------ ------
      Interest income which would have been recorded under
       original terms...................................... $743 $1,187 $1,560
      Interest income recorded during the period...........  395    477    700
                                                            ---- ------ ------
      Net impact on interest income........................ $348 $  710 $  860
                                                            ==== ====== ======

  The Bank does not have any significant commitments to lend additional funds on non-accrual or restructured loans at December 31, 1995.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  As previously discussed in Note 1, on January 1, 1995, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan" as amended by Statement of Financial Accounting Standards No. 118 (SFAS 118), "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures".

  On December 31, 1995 the balance of impaired loans was $11.7 million. Impaired loans of $8.2 million have a related allowance for loan losses of $3.8 million and the remaining impaired loans of $3.5 million have no related allowance for loan losses. The average balance of impaired loans for 1995 was $8.4 million and the interest recognized for the year was $.7 million. The interest income includes $.2 million that was recorded on the cash basis.

6--ALLOWANCE FOR LOAN LOSSES

  An analysis of the changes in the allowance for loan losses is as follows:

                                                           (IN THOUSANDS)
                                                        1995    1994     1993
                                                       ------- -------  -------
     Balance, beginning of year....................... $40,216 $39,182  $36,227
       Allowance of subsidiary sold...................            (101)
       Provision charged to operations................   5,608   7,494   10,141
       Recoveries on loans charged off................   4,089   3,041    3,335
                                                       ------- -------  -------
                                                        49,913  49,616   49,703
       Loans charged off..............................   8,176   9,400   10,521
                                                       ------- -------  -------
     Balance, end of year............................. $41,737 $40,216  $39,182
                                                       ======= =======  =======

7--PREMISES AND EQUIPMENT

  A summary of premises and equipment at December 31, 1995 and 1994 is as follows:

                                                            (IN THOUSANDS)
                                               ESTIMATED   ------------------
                                              USEFUL LIFE    1995      1994
                                             ------------- --------  --------
     Land...................................               $ 10,352  $ 10,522
     Premises............................... 5 to 40 years   75,659    72,862
     Leasehold improvements................. 2 to 40 years    2,476     2,649
     Equipment.............................. 3 to 10 years   55,753    48,530
                                                           --------  --------
                                                            144,240   134,563
     Accumulated depreciation and
      amortization..........................                (72,678)  (67,475)
                                                           --------  --------
         Total..............................               $ 71,562  $ 67,088
                                                           ========  ========

  Depreciation and amortization amounted to $7,665,000 for 1995, $6,834,000 for 1994 and $6,495,000 for 1993.

8--MORTGAGE SERVICING RIGHTS

  Mortgage loans serviced for others are not included in the consolidated balance sheet. The outstanding balance of these loans at year-end and gains on the sale of servicing during the year are presented below:

                                                      (IN THOUSASNDS)
                                               ------------------------------
                                                  1995       1994      1993
                                               ---------- ---------- --------
     Total loans serviced for others at year-
      end..................................... $1,283,435 $1,015,745 $219,572
     Gains on sale of servicing...............      1,046      1,623       26

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  As previously discussed in Note 1, effective January 1, 1995, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". An analysis of the activity of excess, purchased, and originated mortgage servicing rights for the years ended December 31, 1995 and 1994 is as follows:

                                                          (IN THOUSANDS)
                                                    EXCESS  PURCHASED ORIGINATED
                                                    ------  --------- ----------
     Balance--January 1, 1994...................... $1,607   $          $
     Additions.....................................  1,434     8,547
     Amortization..................................   (588)     (503)
                                                    ------   -------    ------
     Balance--December 31, 1994....................  2,453     8,044
     Additions.....................................    546               7,169
     Amortization..................................   (911)   (1,641)     (495)
                                                    ------   -------    ------
     Balance--December 31, 1995.................... $2,088   $ 6,403    $6,674
                                                    ======   =======    ======

  The fair value of purchased and originated servicing rights was $13.7 million at December 31, 1995. As of and for the year ended December 31, 1995, there was no valuation allowance for purchased and originated servicing rights.

  The balances and activities of excess and purchased mortgage servicing rights were not significant to the consolidated balance sheets or results of operations of Dauphin during 1993.

9--TIME CERTIFICATES OF DEPOSIT

  Time certificates of deposit of $100,000 or more at December 31, 1995 and 1994 amounted to $459,074,000 and $270,777,000, respectively.

10--SHORT-TERM BORROWINGS

  Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally mature within one to ninety days from the transaction date.

  A summary of aggregate short-term borrowings is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                    (DOLLARS IN THOUSANDS)
                                                    1995      1994      1993
                                                  --------  --------  --------
   Overnight federal funds purchased............  $266,370  $438,490  $187,210
   Term federal funds purchased.................             260,000   225,000
   Eurodollars purchased........................     1,672
   Federal Home Loan Bank borrowings............   149,000
   Securities sold under agreements to
    repurchase..................................   233,830   196,021   215,890
   U.S. Treasury tax and loan notes.............    27,289    46,266    52,286
                                                  --------  --------  --------
     Total short-term borrowings................  $678,161  $940,777  $680,386
                                                  ========  ========  ========
   Average interest rate at year-end............      5.33%     5.88%     3.03%
   Maximum amount outstanding at any month-end..  $958,804  $940,777  $765,169
   Average amount outstanding...................  $646,537  $778,906  $646,187
   Weighted average interest rate...............      5.55%     4.12%     3.01%

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  The securities that serve as collateral for the securities sold under agreements to repurchase are under Dauphin's control.

  The Bank has approved federal funds lines of credit that amounted to approximately $2,338,000,000 at December 31, 1995.

11--LONG-TERM DEBT

  The following is a summary of long-term debt at December 31, 1995 and 1994:

                                                               (IN THOUSANDS)
                                                                1995    1994
                                                               ------- -------
   Dauphin Deposit Corporation
    8.70% Senior Notes due 1996............................... $35,000 $35,000
    9% Convertible Subordinated Debentures due June 1999,
     convertible into common stock at $16.06 per share........   4,955   5,213
    Variable rate mortgage (6 3/8% at December 31, 1995)
     (collateralized by premises).............................     235     270
   Dauphin Deposit Bank and Trust Company
    Advances from The Federal Home Loan Bank of Pittsburgh....          51,000
                                                               ------- -------
                                                                40,190  91,483
   Obligations under capitalized lease........................     409     471
                                                               ------- -------
     Total.................................................... $40,599 $91,954
                                                               ======= =======

  In November 1986, Dauphin issued $35,000,000, 8.70% Senior Notes due 1996 at par. These Senior Notes are not subordinated in right of payment to any other unsecured indebtedness of Dauphin.

  Aggregate long-term debt maturities, for each of the next five years are as follows:

  1996--$35,095,000; 1997--$107,000; 1998--$86,000; 1999--$5,038,000; 2000--
$92,000

  At December 31, 1995, Dauphin and its subsidiaries had unused lines of credit totaling approximately $3,000,000 with a non-affiliated bank.

12--RESTRICTION ON PAYMENT OF DIVIDENDS

  Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Dauphin in the form of cash dividends. Dauphin and the Bank are required to maintain minimum amounts of capital to total risk weighted assets as defined by the banking regulators. The requirement is to have a minimum Tier 1 and total capital ratios of 4.00% and 8.00%, respectively. The Bank may not pay dividends to Dauphin, which would allow these risk-based capital ratios to fall below the minimum capital requirements. Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, without prior regulatory approval, aggregate dividends of $26.0 million, plus net profits for 1996.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

13--INCOME TAXES

  The provision for income taxes, consisting primarily of Federal income taxes, for the years 1995, 1994 and 1993, consists of the following:

                                                           (IN THOUSANDS)
                                                        1995    1994    1993
                                                       ------- ------- -------
   Current taxes...................................... $19,077 $18,768 $22,798
   Deferred taxes (credits)...........................   4,133   3,994    (813)
                                                       ------- ------- -------
     Total............................................ $23,210 $22,762 $21,985
                                                       ======= ======= =======

  A reconciliation between the effective income tax rate and the statutory rate follows:

                                                              (IN THOUSANDS)
                                                             1995  1994   1993
                                                             ----  -----  -----
   Statutory Federal income tax rate........................ 35.0%  35.0%  35.0%
   Tax exempt income........................................ (8.9) (10.5) (10.8)
   Other, net...............................................                 .3
                                                             ----  -----  -----
   Effective income tax rate................................ 26.1%  24.5%  24.5%
                                                             ====  =====  =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995, 1994 and 1993 are as follows:

                                                       (IN THOUSANDS)
                                                    1995      1994     1993
                                                  --------  --------  -------
   Deferred tax assets:
     Gross unrealized losses on investment
      securities................................. $  3,029  $ 26,005  $
     Allowance for loan losses...................   15,322    13,904   13,298
     Deferred loan fees and costs................      123       468    1,409
     Purchase accounting adjustments to loans....                492      975
     Employee benefit programs...................    2,443     1,861    1,180
     Other.......................................      908     1,473    1,691
                                                  --------  --------  -------
       Total gross deferred tax assets...........   21,825    44,203   18,553
                                                  --------  --------  -------
   Deferred tax liabilities:
     Gross unrealized gains on investment
      securities.................................  (10,378)   (3,909)
     Depreciation................................   (3,070)   (3,007)  (3,194)
     Investment securities discount..............     (636)     (376)    (283)
     Lease financing transactions................  (14,610)   (6,338)  (3,074)
     Prepaid pension.............................   (1,126)     (978)    (914)
     Mortgage servicing rights...................   (2,959)   (3,608)    (428)
     Prepaid expenses............................     (894)   (2,118)    (823)
     Other.......................................     (828)     (681)    (575)
                                                  --------  --------  -------
       Total gross deferred tax liabilities......  (34,501)  (21,015)  (9,291)
                                                  --------  --------  -------
       Net deferred tax asset (liability)........ $(12,676) $ 23,188  $ 9,262
                                                  ========  ========  =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  Included in the table above is the recognition of certain temporary differences for which no deferred tax expense or benefit was recognized in the consolidated statements of income. Such items include unrealized gains and losses on certain investments in debt and equity securities accounted for under SFAS 115 and book and tax basis differences relating to business combinations accounted for under the purchase method of accounting.

  Management is of the opinion that it is more likely than not that the deferred tax asset of $21,825,000 will be realized since Dauphin has had a long history of earnings and has carryback potential greater than the deferred tax asset. Management is not aware of any evidence that would preclude Dauphin from ultimately realizing this asset.

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

  The following table sets forth the pension plan's funded status and amounts recognized in Dauphin's consolidated financial statements at December 31, 1995 and 1994:

                                                             (IN THOUSANDS)
                                                              1995     1994
                                                             -------  -------
   Actuarial present value of benefit obligations:
     Vested................................................. $43,235  $35,057
     Non-vested.............................................   1,811    1,312
                                                             -------  -------
       Accumulated benefit obligation.......................  45,046   36,369
   Effects of future compensation levels....................   9,164    7,031
                                                             -------  -------
   Projected benefit obligation.............................  54,210   43,400
   Plan assets at fair value................................  63,532   55,249
                                                             -------  -------
   Excess of plan assets over the projected benefit
    obligation..............................................   9,322   11,849
   Unrecognized net asset being amortized over 15 years.....  (3,664)  (4,412)
   Unrecognized prior service cost..........................     275      372
   Unrecognized gain........................................  (1,620)  (3,784)
                                                             -------  -------
   Prepaid pension cost included in the consolidated
    financial statements.................................... $ 4,313  $ 4,025
                                                             =======  =======

  The assumptions used in determining the actuarial present value of the projected benefit obligation and the expected rate of return on plan assets are as follows:

                                                                     1995  1994
                                                                     ----  ----
   Expected rate of return on plan assets........................... 8.50% 8.00%
   Discount rate.................................................... 7.00  8.00
   Rate of increase in future compensation levels................... 4.50  5.00

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  Net pension expense (credit) for 1995, 1994 and 1993 was comprised of the following:

                                                         (IN THOUSANDS)
                                                      1995     1994     1993
                                                    --------  -------  -------
   Service cost.................................... $  1,568  $ 1,812  $ 1,791
   Interest cost on projected benefit obligation...    3,648    3,312    2,980
   Return on plan assets...........................  (10,989)    (402)  (4,198)
   Net amortization and deferral...................    5,791   (4,623)    (646)
                                                    --------  -------  -------
    Net pension expense (credit)................... $     18  $    99  $   (73)
                                                    ========  =======  =======

  Plan assets are primarily invested in listed stocks (including 107,000 and 100,000 shares of Dauphin at December 31, 1995 and 1994) and U.S. Treasury and federal agency securities.

  Dauphin's postretirement benefits other than pensions are currently not funded. The status of the plan at December 31, 1995 and 1994 is as follows:

                                                            (IN THOUSANDS)
                                                             1995     1994
                                                            -------  -------
   Actuarial present value of accumulated postretirement
    benefit obligation:
     Retirees.............................................. $ 9,975  $11,651
     Fully eligible active plan participants...............     633      635
     Other active plan participants........................   3,991    5,266
                                                            -------  -------
                                                             14,599   17,552
   Unrecognized transition liability being amortized over
    20 years...............................................  (9,042)  (9,607)
   Unrecognized prior service cost.........................    (757)    (739)
   Unrecognized net loss...................................   1,093   (2,514)
                                                            -------  -------
   Accrued postretirement obligation....................... $ 5,893  $ 4,692
                                                            =======  =======

  The assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligation are as follows:

                                                                     1995  1994
                                                                     ----  ----
   Discount rate.................................................... 7.00% 8.00%
   Rate of increase in future compensation levels................... 4.50  5.00

  The cost for postretirement benefits other than pensions for 1995, 1994 and 1993 consisted of the following components:

                                                            (IN THOUSANDS)
                                                          1995    1994   1993
                                                         ------  ------ ------
   Service cost......................................... $  348  $  506 $  359
   Interest cost on accumulated postretirement benefit
    obligation..........................................    989   1,313  1,064
   Amortization of transition obligation................    565     565    565
   Amortization of past service cost....................     65      65
   Net amortization and deferral........................    (89)    174     45
                                                         ------  ------ ------
    Net postretirement benefit cost..................... $1,878  $2,623 $2,033
                                                         ======  ====== ======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16 1/2% in 1992, the year of adoption, decreasing per year to an ultimate rate of 5 1/2% in 2005 (10% at December 31, 1995) and thereafter over the projected payout period of benefits.

  The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by $1,760,000 at December 31, 1995 and increase the aggregate of the service and interest cost components by $190,000 for the year ended December 31, 1995.

  Dauphin offers a savings plan for all eligible employees. Under the plan, Dauphin contributes 25% of the participants' contribution which cannot exceed 10% of their salaries. Participants' contributions are at all times fully vested, and Dauphin's contributions become fully vested with two years of service. Contributions to the plan amounted to $581,000, $563,000 and $468,000 during 1995, 1994 and 1993, respectively.

  In 1993, Dauphin adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". The adoption resulted in an incremental cost of $26,500, $30,000 and $500,000 to salaries and benefits expense in 1995, 1994 and 1993, respectively. This accrual was established to record the liability for benefits to former or inactive employees after employment but before retirement. The balance at December 31, 1995 is $556,500.

15--EMPLOYEE STOCK PURCHASE PLAN, STOCK OPTION PLAN AND STOCKHOLDERS' EQUITY

  Under the employee stock purchase plan, all eligible employees may purchase shares of Dauphin's common stock through payroll deductions (limited to an amount aggregating 10% of annual base pay). The purchase price, established 30 days prior to the offering date, is not less than 85% or more than 100% of the average market price on the offering date or exercise date, whichever is lower. 840,000 shares of common stock have been authorized to be offered under the plan, of which 726,974 shares have been issued. Because of a difference between the plan offering date, and Dauphin's year-end, no shares were under option at December 31, 1995.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  Stock option transactions during 1995, 1994 and 1993 are summarized below:

                                                                      PRICE
                                                        SHARES   RANGE PER SHARE
                                                       --------  ---------------
   Balance, December 31, 1992.........................  630,501  $ 9.48--$23.72
     Granted..........................................  152,500  $24.88
     Exercised........................................  (77,605) $ 9.48--$16.57
     Terminated.......................................   (3,000) $24.88
                                                       --------
   Balance, December 31, 1993.........................  702,396  $ 9.48--$24.88
     Granted..........................................  160,500  $25.63
     Exercised........................................  (31,057) $11.36--$24.88
     Terminated.......................................   (2,400) $14.28--$24.88
                                                       --------
   Balance, December 31, 1994.........................  829,439  $ 9.48--$25.63
     Granted..........................................  179,000  $24.00
     Exercised........................................ (109,584) $11.36--$23.72
     Terminated.......................................   (5,000) $25.63
                                                       --------
   Balance, December 31, 1995.........................  893,855  $ 9.48--$25.63
                                                       ========
   Exercisable, December 31, 1995.....................  512,694
                                                       ========

  During 1995, the shareholders approved the adoption of the 1995 Stock Incentive Plan (1995 Plan). Under the 1995 Plan, Dauphin may grant incentive stock options, non-qualified stock options, restricted stock awards, performance share awards and other awards that provide a participant with the right to purchase or otherwise acquire Dauphin common stock or that are valued by reference to the market value of Dauphin common stock. In 1995, Dauphin entered into Performance Share Agreements with certain key employees as permitted under the 1995 Plan. The Performance Share Agreements entitle these employees to a grant of Dauphin common stock after a three year period if specific corporate goals are realized. During 1995, Dauphin recognized $.4 million of expense related to Performance Share Agreements.

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

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plans, the Dividend Reinvestment and Stock Purchase Plan, and other appropriate uses. During 1995 and 1994, Dauphin repurchased 630,000 shares for $16.1 million and 1,744,500 shares for $42.4 million, respectively.

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

  Dauphin had the following off-balance-sheet financial instruments at December 31:

                                                            (IN THOUSANDS)
                                                            1995       1994
                                                         ---------- ----------
   Amounts representing credit risk:
     Commitments to extend credit....................... $1,343,251 $1,264,539
     Financial and performance standby letters of
      credit............................................    134,242    122,568
     Commercial and similar letters of credit...........        900        842
     Commitments to purchase securities.................     12,365      4,650
   Notional or contract amounts of off-balance-sheet
    financial instruments not constituting credit risk:
     Forward commitments to sell in the secondary
      market............................................     62,455     33,137
     Forward commitments to sell to permanent
      investors.........................................     31,939     16,197
     Purchased call and put options.....................                 2,500

  Commitments to extend credit, which includes loans and lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Dauphin evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Dauphin upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

  Standby letters of credit are conditional commitments issued by Dauphin to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The terms of the letters of

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

credit vary from one month to 24 months and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Dauphin holds collateral supporting those commitments, as deemed necessary.

  Most of the Bank's business activity is with customers located within the Bank's defined market area, principally Central Pennsylvania. The Eastern Pennsylvania and New Jersey mortgage markets are served by Eastern Mortgage, the Bank's mortgage subsidiary. However, the Bank will grant commercial, residential and consumer loans throughout Pennsylvania. The loan portfolio is well diversified and the Bank does not have any significant concentrations of credit risk. However, since a significant share of the Bank's loans are within the geographic area previously defined, a substantial portion of the Bank's debtors' ability to honor their contracts may be significantly affected by the level of economic activity in this area.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

option. The cost of all such options is expensed as an adjustment to gains (losses) on sale of mortgage loans when the options expire. Any gain realized at the time an option is exercised is deferred, and subsequently recognized when the underlying pool of loans is sold.

  In the ordinary course of business, Eastern Mortgage deliberately exposes a portion of its mortgage loan portfolio (warehouse and pipeline, net of estimated fall-out) to interest rate risk, as volume and market conditions warrant. This exposure represents those loans which have closed or are expected to close which are not hedged at a given point in time. At December 31, 1995, the maximum exposure position authorized by management is $20 million. The secondary marketing department produces a daily exposure report summarizing the exposure position. This report is reviewed and adjustments to the exposure position, to the extent considered necessary by management, are made daily.

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

Other financial assets

  The fair value for accrued interest receivable is estimated to be the current book value. The fair value for originated mortgage servicing rights is based on observable market prices and the fair value of excess servicing fees is the estimated present value of the difference between the anticipated future servicing fees and normal servicing fees using discount rates that approximate market rates and management's estimate of future prepayment rates.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

Deposits

  The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, interest bearing demand and money market deposits, is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit, including certain 18 month variable rate certificates of deposit carrying a minimum interest rate of 10% for the 18 month term which are held in certain individual retirement accounts (as discussed herein under Note 19--Litigation), is based on the discounted value of contractual cash flows, using the rates currently offered for deposits of similar remaining maturities.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

  At December 31, 1995 and 1994, Dauphin's estimated fair values of financial instruments based on disclosed assumptions are as follows:

                                                (IN THOUSANDS)
                                          1995                   1994
                                  ---------------------- ----------------------
                                   CARRYING      FAIR     CARRYING      FAIR
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                  ----------  ---------- ----------  ----------
Financial assets:
Cash and due from banks.......... $  218,785  $  218,785 $  202,911  $  202,911
Short-term investments...........     11,573      11,573     15,040      15,040
Investment securities............  1,860,869   1,860,869  1,783,803   1,783,803
Assets held for sale.............     87,782      87,782     46,222      46,222
Loans
  Commercial.....................  1,619,257   1,618,610  1,489,879   1,461,530
  Residential mortgages..........    499,724     500,837    622,003     611,984
  Consumer.......................    855,325     858,648    739,682     728,104
  Non-accrual....................      7,031                  9,569
  Allowance for loan losses......    (41,737)               (40,216)
                                  ----------  ---------- ----------  ----------
    Net loans....................  2,939,600   2,978,095  2,820,917   2,801,618
Other financial assets...........     42,973      43,048     37,990      40,935
Financial liabilities:
Deposits
  Non-interest bearing demand....    518,004     518,004    464,919     464,919
  Interest bearing demand and
   savings.......................  1,400,012   1,400,012  1,539,726   1,539,726
  Time deposits..................  2,031,520   2,074,831  1,510,239   1,527,245
                                  ----------  ---------- ----------  ----------
    Total deposits...............  3,949,536   3,992,847  3,514,884   3,531,890
Short-term borrowings............    678,161     678,161    940,777     940,897
Long-term debt...................     40,599      44,459     91,954      94,183
Accrued interest payable.........     25,250      25,250     20,668      20,668

                                     1995                           1994
                         -----------------------------  ----------------------------
                          CONTRACT   CARRYING   FAIR     CONTRACT   CARRYING   FAIR
                           AMOUNT   AMOUNT (1)  VALUE     AMOUNT   AMOUNT (1) VALUE
                         ---------- ---------- -------  ---------- ---------- ------
Off-balance-sheet
 financial instruments:
  Commitments to extend
   credit............... $1,343,251    $643    $   758  $1,264,539    $791    $  854
  Financial and
   performance standby
   letters of credit....    134,242              1,342     122,568             1,226
  Commercial and similar
   letters of credit....        900                  9         842                 8
  Commitments to
   purchase securities..     12,365             12,365       4,650             4,650
  Forward commitments to
   sell in the secondary
   market...............     62,455    (663)      (663)     33,137      68        68
  Forward commitments to
   sell to permanent
   investors............     31,939                         16,197
  Purchased call and put
   options..............                                     2,500      11        11

--------
(1) The amounts shown under "carrying amount" represent accruals or deferred income arising from those unrecognized financial instruments.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

17--CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

  Dauphin Deposit Corporation (Parent Company Only) Condensed Balance Sheets

                                                             (IN THOUSANDS)
                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Assets:
  Due from Bank (subsidiary)............................... $     22  $     36
  Investment securities....................................   63,815    37,243
  Investment in subsidiaries
    Banking subsidiary.....................................  502,964   448,582
    Non-banking subsidiaries...............................   22,159    29,185
                                                            --------  --------
      Total investment in subsidiaries.....................  525,123   477,767
  Other assets.............................................    7,379     1,255
                                                            --------  --------
      Total assets......................................... $596,339  $516,301
                                                            ========  ========
Liabilities and Stockholders' Equity:
  Liabilities:
    Accrued expenses and taxes............................. $  9,546  $  9,439
    Long-term debt.........................................   40,190    40,213
                                                            --------  --------
      Total liabilities....................................   49,736    49,652
                                                            --------  --------
  Stockholders' Equity:
    Common stock...........................................  163,208   163,208
    Additional paid-in capital.............................   11,103    11,770
    Retained earnings......................................  421,875   333,040
    Unrealized gain (loss) on securities available-for-
     sale..................................................       49      (155)
                                                            --------  --------
                                                             596,235   507,863
    Less: Treasury stock--at cost..........................  (49,632)  (41,214)
                                                            --------  --------
      Total stockholders' equity...........................  546,603   466,649
                                                            --------  --------
      Total liabilities and stockholders' equity........... $596,339  $516,301
                                                            ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of
Income

                                                         (IN THOUSANDS)
                                                    YEARS ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1995      1994     1993
                                                   --------  -------- --------
Revenue
  Dividend income:
    Banking subsidiary............................ $ 66,890  $ 44,130 $ 28,347
    Non-banking subsidiaries......................    3,450
  Interest on investment securities...............    1,409     2,155    2,841
  Interest on time deposits with Bank.............      691       191       89
  Gains on sales of investment securities.........        5       345        2
                                                   --------  -------- --------
      Total revenue...............................   72,445    46,821   31,279
                                                   --------  -------- --------
Expenses
  Interest on long-term debt......................    3,501     3,516    3,555
  Other expenses..................................    1,169       783    1,242
                                                   --------  -------- --------
      Total expenses..............................    4,670     4,299    4,797
                                                   --------  -------- --------
Income before income taxes and equity in
 undistributed net income of subsidiaries.........   67,775    42,522   26,482
Income tax benefit................................      873       602      618
                                                   --------  -------- --------
Income before equity in undistributed net income
 (loss) of subsidiaries...........................   68,648    43,124   27,100
Equity in undistributed net income (loss):
  Banking subsidiary..............................      276    25,389   39,351
  Non-banking subsidiaries........................   (3,359)    1,526    1,466
                                                   --------  -------- --------
      Net income.................................. $ 65,565  $ 70,039 $ 67,917
                                                   ========  ======== ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1995, 1994 AND 1993

Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of Cash Flows

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
Operating activities
  Net income..................................... $ 65,565  $ 70,039  $ 67,917
  Adjustments
    Equity in undistributed net (income) loss of
     subsidiaries................................    3,083   (26,915)  (40,817)
    Other, net...................................   (2,112)    4,736    (1,602)
                                                  --------  --------  --------
  Net cash provided by operating activities......   66,536    47,860    25,498
                                                  --------  --------  --------
Investing activities
  Proceeds from investment securities............   37,477    43,484    11,955
  Purchase of investment securities..............  (63,469)  (24,488)  (14,627)
  Sale of subsidiary.............................                797
                                                  --------  --------  --------
      Net cash provided (used) by investing
       activities................................  (25,992)   19,793    (2,672)
                                                  --------  --------  --------
Financing activities
  Issuance of treasury stock.....................    6,341     3,713     1,968
  Repurchase of treasury stock...................  (16,063)  (42,413)
  Cash dividends paid............................  (30,836)  (29,024)  (25,406)
                                                  --------  --------  --------
      Net cash used by financing activities......  (40,558)  (67,724)  (23,438)
                                                  --------  --------  --------
      Decrease in cash and cash equivalents......      (14)      (71)     (612)
Cash and cash equivalents at beginning of year...       36       107       719
                                                  --------  --------  --------
Cash and cash equivalents at end of year......... $     22  $     36  $    107
                                                  ========  ========  ========
Schedule of non-cash investing and financing
 activities:
  Conversion of convertible subordinated
   debentures.................................... $    258  $    432  $    335
  Net assets of subsidiaries merged..............    2,799

  Dauphin Deposit Corporation merged three subsidiaries (FARMCO Realty, Inc., Financial Realty, Inc. and Farmers Mortgage Corporation) with and into itself in 1995. The 1995 balance sheet reflects the assets held by the subsidiaries, primarily premises that are leased to the Bank. Previous periods presented have not been restated.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                        DECEMBER 31, 1995, 1994 AND 1993

18--CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      1995                            1994
                         ------------------------------- -------------------------------
                         FOURTH   THIRD  SECOND   FIRST  FOURTH   THIRD  SECOND   FIRST
                         QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER
                         ------- ------- ------- ------- ------- ------- ------- -------
Interest income......... $92,098 $90,272 $90,662 $90,612 $87,789 $83,608 $81,215 $78,495
Interest expense........  47,302  46,558  47,719  46,352  42,573  39,077  36,436  34,555
                         ------- ------- ------- ------- ------- ------- ------- -------
Net interest income.....  44,796  43,714  42,943  44,260  45,216  44,531  44,779  43,940
Provision for loan
 losses.................   1,246   1,246   1,246   1,870   1,870   1,870   1,870   1,884
Non-interest income.....  19,966  18,234  18,426  15,163  16,998  16,569  13,706  13,674
Non-interest expense....  39,628  37,566  38,427  37,498  37,969  36,336  32,807  32,006
                         ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes..................  23,888  23,136  21,696  20,055  22,375  22,894  23,808  23,724
Provision for income
 taxes..................   6,494   6,261   5,619   4,836   5,542   5,556   5,841   5,823
                         ------- ------- ------- ------- ------- ------- ------- -------
Net income.............. $17,394 $16,875 $16,077 $15,219 $16,833 $17,338 $17,967 $17,901
                         ======= ======= ======= ======= ======= ======= ======= =======
Net income per share.... $   .56 $   .55 $   .52 $   .49 $   .53 $   .54 $   .56 $   .55
                         ======= ======= ======= ======= ======= ======= ======= =======

19--LITIGATION

  Various legal actions or proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operation. Included among outstanding litigation is a class action law suit instituted by Dauphin seeking a declaratory judgement from the Court specifically permitting Dauphin to discontinue offering an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term held in certain individual retirement accounts (IRA) and/or to charge an annual maintenance fee and fee on rollovers or transfers into the investment product. Dauphin's rights to terminate the variable rate interest product and to charge a service fee are in dispute and are being challenged by the holders of the IRA accounts in question. Management intends to vigorously assert its right to terminate the 18 month variable rate investment product in accordance with its terms. Pending the outcome of the litigation, Dauphin has continued to date to pay a 10% interest rate with regard to the product. Counsel expects the case to go to trial in the second quarter of 1996 and for a decision to be rendered by the Court promptly thereafter.

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Dauphin Deposit Corporation

  We have audited the accompanying consolidated balance sheets of Dauphin Deposit Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Deposit Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

  As discussed in notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65" on January 1, 1995.

                                          (ART)

January 26, 1996

                          DAUPHIN DEPOSIT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relative to directors of Dauphin is incorporated herein by reference to Election of Directors in Dauphin's 1996 Proxy Statement. Information relative to executive officers of Dauphin is set forth herein in
Part I under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to Executive Compensation in the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to Outstanding Stock and Principal Holders Thereof and Security Ownership of Management in the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to Transactions with Management in the 1996 Proxy Statement.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements
           The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filed as a part of this Annual Report.
   (a) 2.  Financial Statement Schedules
           All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual
           Report.
   (a) 3.  Exhibits
           (3)(a) Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to Dauphin's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission
                  File Number 0-8415).
           (3)(b) By-Laws, as amended, of Dauphin.
           (10)(a) Dauphin Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Dauphin's
                   Registration Statement on Form S-8, as filed with the Commission on April 28, 1993 (Commission File Number 33-17401).
           (10)(b) Dauphin Annual Management Performance Incentive Plan, as amended.
           (10)(c) Dauphin 1995 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Dauphin's Registration Statement on
                   Form S-8, as filed with the Commission on June 5, 1995 (Commission
                   File Number 33-59941).
           (10)(d) Form of Performance Share Agreement entered into in 1995 between
                   Dauphin and the following officers of Dauphin, Dauphin Bank and other wholly-owned subsidiaries of Dauphin or Dauphin Bank: David
                   L. Brewin, Richard B. Brokenshire, Dennis L. Dinger, Robert L.
                   Fryer, Jr., Richard A. Gold, Christopher R. Jennings, Michael B.
                   Johnson, George W. King, Lawrence J. LaMaina, Jr., Stewart P.
                   McEntee, Richard W. Payne, III, Donald H. Ross, Robert A. Rupel,
                   Kenneth H. Sallade, Paul B. Shannon and Michael D. Zarcone (also see the Long Term Incentive Plan Awards Table in Dauphin's 1996
                   Proxy Statement which is incorporated by reference under Item 11,
                   Part III of this Report).
           (10)(e) Dauphin 1996 Non-Employee Directors' Stock Plan.
           (10)(f) Supplemental Executive Benefit and Change in Control Agreement,
                   dated as of January 23, 1984, between Dauphin Bank and William J.
                   King (the King Agreement) is incorporated herein by reference to
                   Exhibit 10(c) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File Number 0-8415).
           (10)(g) Corrective Amendment, dated as of July 18, 1989, to the King
                   Agreement is incorporated herein by reference to Exhibit 10(d) to
                   Dauphin's Annual Report on Form 10-K for the year ended December
                   31, 1992 (Commission File Number 0- 8415).

                          DAUPHIN DEPOSIT CORPORATION

         (10)(h) Amendment, dated as of November 8, 1991, to the King Agreement is incorporated herein by reference to Exhibit 10(e) to Dauphin's
                 Annual Report on Form 10-K for the year ended December 31, 1992
                 (Commission File Number 0- 8415).
         (10)(i) Supplemental Executive Benefit and Change in Control Agreement, as
                 Amended and Restated, dated as of October 15, 1992, between
                 Dauphin and Christopher R. Jennings is incorporated herein by reference to Exhibit 10(f) to Dauphin's Annual Report on Form 10-K
                 for the year ended December 31, 1992 (Commission File Number 0-
                 8415).
         (10)(j) Form of Change in Control Agreement entered into in 1995 between
                 Dauphin and the following officers of Dauphin, Dauphin Bank and other wholly-owned subsidiaries of Dauphin or Dauphin Bank: David
                 L. Brewin, Richard B. Brokenshire, Dennis L. Dinger, Richard A.
                 Gold, Michael B. Johnson, George W. King, Stewart P. McEntee,
                 Richard W. Payne, III, Donald H. Ross, Jacqueline E. Rothschild,
                 Robert A. Rupel, Kenneth H. Sallade, Paul B. Shannon, James J.
                 Trupp, Jr. and Michael D. Zarcone.
         (10)(k) Employment and Consulting Agreement, dated as of January 27, 1992, between FB&T Corporation, Dauphin and Lawrence J. LaMaina, Jr.
                 (the LaMaina Agreement) is incorporated herein by reference to
                 Exhibit 10(k) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File Number 0-8415).
         (10)(l) First Amendment, dated as of April 2, 1993, to the LaMaina
                 Agreement is incorporated herein by reference to Exhibit 10(l) to
                 Dauphin's Annual Report on Form 10-K for the year ended December
                 31, 1993.
         (10)(m) Form of Director and Executive Officer Indemnification Agreements.
         (11)   Statement regarding computation of per share earnings.
         (21)   Subsidiaries of the Registrant.
         (23)   Consent of Independent Auditors.
         (27)   Financial Data Schedule.
         (99)   The Rights Agreement, dated as of January 22, 1990, between Dauphin and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Dauphin's Current Report on Form 8-K,
                dated January 22, 1990, and filed with the Securities and Exchange
                Commission on February 9, 1990.
   (b)   Reports on Form 8-K
         There were no reports on Form 8-K filed for the three months ended
         December 31, 1995.

                          DAUPHIN DEPOSIT CORPORATION
                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Dauphin Deposit Corporation

February 20, 1996                               /s/ Christopher R. Jennings
                                          By: _________________________________
                                                  CHRISTOPHER R. JENNINGS
                                               CHAIRMAN OF THE BOARD, CHIEF
                                              EXECUTIVE OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT IS SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                                     DATE

     /s/ Christopher R. Jennings        Chairman of the          February 20,
-------------------------------------    Board, Chief                1996
       CHRISTOPHER R. JENNINGS           Executive Officer
                                         and Director

      /s/ Robert L. Fryer, Jr.          President, Chief         February 20,
-------------------------------------    Operating Officer           1996
        ROBERT L. FRYER, JR.             and Director

         /s/ Paul B. Shannon            Vice Chairman and        February 20,
-------------------------------------    Chief Credit Policy         1996
           PAUL B. SHANNON               Officer

    /s/ Lawrence J. LaMaina, Jr.        Vice Chairman and        February 20,
-------------------------------------    Director                    1996
      LAWRENCE J. LAMAINA, JR.

        /s/ Dennis L. Dinger            Senior Executive         February 20,
-------------------------------------    Vice President,             1996
          DENNIS L. DINGER               Chief Fiscal and
                                         Administrative
                                         Officer (Principal
                                         Financial Officer)

     /s/ Joseph T. Lysczek, Jr.         Senior Vice              February 20,
-------------------------------------    President and               1996
       JOSEPH T. LYSCZEK, JR.            Treasurer

                          DAUPHIN DEPOSIT CORPORATION
                                                                     DATE

         /s/ James O. Green             Director               February 20, 1996
-------------------------------------
           JAMES O. GREEN

        /s/ Derek C. Hathaway           Director               February 20, 1996
-------------------------------------
          DEREK C. HATHAWAY

                                        Director
-------------------------------------
         ALFRED G. HEMMERICH

         /s/ Lee H. Javitch             Director               February 20, 1996
-------------------------------------
           LEE H. JAVITCH

                                        Director
-------------------------------------
           WILLIAM J. KING

      /s/ William T. Kirchhoff          Director               February 20, 1996
-------------------------------------
        WILLIAM T. KIRCHHOFF

         /s/ Andrew Maier,II            Director               February 20, 1996
-------------------------------------
          ANDREW MAIER, II

                                        Director
-------------------------------------
           JAMES E. MARLEY

        /s/ Robert F. Nation            Director               February 20, 1996
-------------------------------------
          ROBERT F. NATION

                          DAUPHIN DEPOSIT CORPORATION
                                                                     DATE

         /s/ Elmer E. Naugle            Director                 February 20,
-------------------------------------                                1996
           ELMER E. NAUGLE

                                        Director
-------------------------------------
           WALTER F. RAAB

                                        Director
-------------------------------------
            PAUL C. RAUB

         /s/ Henry W. Rhoads            Director                 February 20,
-------------------------------------                                1996
           HENRY W. RHOADS

         /s/ Jean D. Seibert            Director                 February 20,
-------------------------------------                                1996
           JEAN D. SEIBERT

    /s/ R. Champlin Sheridan, Jr.       Director                 February 20,
-------------------------------------                                1996
      R. CHAMPLIN SHERIDAN, JR.

                          DAUPHIN DEPOSIT CORPORATION
                                 EXHIBIT INDEX

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
  (3)(a) Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to
         Dauphin's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1992 (Commission File Number 0-
         8415).
  (3)(b) By-Laws, as amended, of Dauphin.
 (10)(a) Dauphin Stock Option Plan of 1986, as amended, is
         incorporated herein by reference to Exhibit 4.1 to
         Amendment No. 1 to Dauphin's Registration Statement on
         Form S-8, as filed with the Commission on April 28, 1993
         (Commission File Number 33-17401).
 (10)(b) Dauphin Annual Management Performance Incentive Plan, as
         amended.
 (10)(c) Dauphin 1995 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Dauphin's Registration
         Statement on Form S-8, as filed with the Commission on
         June 5, 1995 (Commission File Number 33-59941).
 (10)(d) Form of Performance Share Agreement entered into in 1995 between Dauphin and the following officers of Dauphin,
         Dauphin Bank and other wholly-owned subsidiaries of
         Dauphin or Dauphin Bank: David L. Brewin, Richard B.
         Brokenshire, Dennis L. Dinger, Robert L. Fryer, Jr.,
         Richard A. Gold, Christopher R. Jennings, Michael B.
         Johnson, George W. King, Lawrence J. LaMaina, Jr.,
         Stewart P. McEntee, Richard W. Payne, III, Donald H.
         Ross, Robert A. Rupel, Kenneth H. Sallade, Paul B.
         Shannon and Michael D. Zarcone (also see the Long Term
         Incentive Plan Award Table in Dauphin's 1996 Proxy
         Statement which is incorporated by reference under Item
         11, Part III of this Report).
 (10)(e) Dauphin 1996 Non-Employee Directors' Stock Plan.
 (10)(f) Supplemental Executive Benefit and Change in Control
         Agreement, dated as of January 23, 1984, between Dauphin
         Bank and William J. King (the King Agreement) is
         incorporated herein by reference to Exhibit 10(c) to
         Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).
 (10)(g) Corrective Amendment, dated as of July 18, 1989, to the
         King Agreement is incorporated herein by reference to
         Exhibit 10(d) to Dauphin's Annual Report on Form 10-K
         for the year ended December 31, 1992 (Commission File
         Number 0-8415).
 (10)(h) Amendment, dated as of November 8, 1991, to the King
         Agreement is incorporated herein by reference to Exhibit
         10(e) to Dauphin's Annual Report on Form 10-K for the
         year ended December 31, 1992 (Commission File Number 0-
         8415).
 (10)(i) Supplemental Executive Benefit and Change in Control
         Agreement, as Amended and Restated, dated as of October
         15, 1992, between Dauphin and Christopher R. Jennings is
         incorporated herein by reference to Exhibit 10(f) to
         Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).
 (10)(j) Form of Change in Control Agreement entered into in 1995 between Dauphin and the following officers of Dauphin,
         Dauphin Bank and other wholly-owned subsidiaries of
         Dauphin or Dauphin Bank: David L. Brewin, Richard B.
         Brokenshire, Dennis L. Dinger, Richard A. Gold, Michael
         B. Johnson, George W. King, Stewart P. McEntee, Richard
         W. Payne, III, Donald H. Ross, Jacqueline E. Rothschild,
         Robert A. Rupel, Kenneth H. Sallade, Paul B. Shannon,
         James J. Trupp, Jr. and Michael D. Zarcone.

                          DAUPHIN DEPOSIT CORPORATION

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
 (10)(k) Employment and Consulting Agreement, dated as of January
         27, 1992, between FB&T Corporation, Dauphin and Lawrence
         J. LaMaina, Jr. (the LaMaina Agreement) is
         incorporated herein by reference to Exhibit 10(k) to
         Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).
 (10)(l) First Amendment, dated as of April 2, 1993, to the
         LaMaina Agreement is incorporated herein by reference to
         Exhibit 10(l) to Dauphin's Annual Report on Form 10-K
         for the year ended December 31, 1993.
 (10)(m) Form of Director and Executive Officer Indemnification
         Agreements.
 (11)    Statement regarding computation of per share earnings.
 (21)    Subsidiaries of the Registrant.
 (23)    Consent of Independent Auditors.
 (27)    Financial Data Schedule.
 (99)    The Rights Agreement, dated as of January 22, 1990,
         between Dauphin and Dauphin Bank, as Rights Agent, is
         incorporated herein by reference to Exhibit 1 to
         Dauphin's Current Report on Form 8-K, dated January 22,
         1990, and filed with the Securities and Exchange
         Commission on February 9, 1990.