Form 10-Q
period 1996-03-31
DAUPHIN DEPOSIT CORP
filed 1996-05-14
CIK 215619

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996              Commission File Number 0-8415
                      --------------                                     ------



                         DAUPHIN DEPOSIT CORPORATION
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



          Pennsylvania                                         23-1938831
- --------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

          213 Market Street, Harrisburg, Pennsylvania               17105
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (717) 255-2121
                                                                --------------



                                  NOT APPLICABLE
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No _____
                                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                                      Outstanding at April 29, 1996
- --------------------                              -----------------------------
Common Stock, $5 Par Value                               30,569,148 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                      For the Quarter Ended March 31, 1996


                                    Contents
                                    --------


PART I -  FINANCIAL INFORMATION
- -------------------------------

Item 1.  Financial Statements

          Consolidated Balance Sheets as of March 31, 1996 and 1995 and December 31,1995.

          Consolidated Statements of Income for the Three Month Period Ended March 31, 1996 and 1995.

          Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 1996 and 1995.

          Notes to Consolidated Financial Statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
- ---------------------------

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                                    Part I
                                    ------
                     For the Quarter Ended March 31, 1996

Item 1.  Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS



                                                                                             (Dollars in thousands)
                                                                               March 31,          December 31,          March 31,
                                                                                1996                 1995                 1995
                                                                             (Unaudited)           (Audited)           (Unaudited)
                                                                             -----------           ----------          ----------
ASSETS
Cash and due from banks                                                         $212,962             $218,785            $201,838
                                                                             -----------           ----------          ----------
Short-term investments
 Interest bearing deposits                                                         2,469                8,523               3,788
 Federal funds sold and securities purchased under agreements to resell            2,500                3,050               7,300
                                                                             -----------           ----------          ----------
   Total short-term investments                                                    4,969               11,573              11,088
                                                                             -----------           ----------          ----------
Investment securities available-for-sale, at fair value                        2,093,234            1,860,869           1,793,026

Assets held for sale, primarily mortgage loans held for sale                     121,217               87,782              67,161

Loans (net of unearned income)                                                 2,985,337            2,981,338           2,846,003
Allowance for loan losses                                                        (41,980)             (41,737)            (40,936)
                                                                             -----------           ----------          ----------
   Total net loans                                                             2,943,357            2,939,601           2,805,067
                                                                             -----------           ----------          ----------
Premises and equipment                                                            72,513               71,562              66,909
Other assets                                                                     121,584              107,177             106,022
                                                                             -----------           ----------          ----------
   Total assets                                                               $5,569,836           $5,297,349          $5,051,111
                                                                             ===========           ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
 Non-interest bearing                                                           $494,219             $518,004            $443,672
 Interest bearing                                                              3,436,364            3,431,532           3,103,312
                                                                             -----------           ----------          ----------
   Total deposits                                                              3,930,583            3,949,536           3,546,984
                                                                             -----------           ----------          ----------
Short-term borrowings                                                            979,015              678,161             845,350
Long-term debt                                                                    40,160               40,599              91,866
Accrued expenses and taxes                                                        82,980               82,450              67,854
                                                                             -----------           ----------          ----------
   Total liabilities                                                           5,032,738            4,750,746           4,552,054
                                                                             -----------           ----------          ----------
Stockholders' equity
 Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
 Common stock, $5 par value; 200,000,000 shares authorized,
  32,641,614 shares issued, of which 2,104,430, 2,013,771
  and 1,782,476 shares are held as treasury stock, respectively                  163,208              163,208             163,208
 Additional paid-in capital                                                       11,056               11,103              11,098
 Retained earnings                                                               416,781              408,274             381,426
 Unrealized gains (losses) on securities available-for-sale, net of deferred
  taxes                                                                           (1,346)              13,650             (13,413)
                                                                             -----------           ----------          ----------
                                                                                 589,699              596,235             542,319
 Less: Treasury stock - at cost                                                  (52,601)             (49,632)            (43,262)
                                                                             -----------           ----------          ----------
   Total stockholders' equity                                                    537,098              546,603             499,057
                                                                             -----------           ----------          ----------
   Total liabilities and stockholders' equity                                 $5,569,836           $5,297,349          $5,051,111
                                                                             ===========           ==========          ==========

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                    (Dollars in thousands, except per share data)
                                                                                    Three Months
                                                                                   Ended March 31,
                                                                   -----------------------------------------------
                                                                          1996                        1995
                                                                   ------------------          -------------------
Interest income
    Interest and fees on loans                                                $61,240                      $59,760
    Interest and dividends on investment securities
       Taxable                                                                 26,133                       24,092
       Exempt from federal income taxes                                         4,040                        5,111
    Interest on deposits                                                          100                          108
    Interest on assets held for sale                                            1,651                        1,354
    Interest on federal funds sold and other
       short-term investments                                                      49                          187
                                                                   ------------------          -------------------
Total interest income                                                          93,213                       90,612
                                                                   ------------------          -------------------
Interest expense
    Interest on deposits
       Savings deposits                                                         7,292                        8,817
       Time deposits                                                           23,633                       18,076
       Time deposits in denominations of
         $100,000 or more                                                       7,366                        4,991
                                                                   ------------------          -------------------
                                                                               38,291                       31,884
     Interest on short-term borrowings                                          9,580                       12,809
     Interest on long-term debt                                                   886                        1,659
                                                                   ------------------          -------------------
Total interest expense                                                         48,757                       46,352
                                                                   ------------------          -------------------
Net interest income                                                            44,456                       44,260
Provision for loan losses                                                       1,800                        1,870
                                                                   ------------------          -------------------
Net interest income after provision for loan losses                            42,656                       42,390
                                                                   ------------------          -------------------
Non-interest income
    Fiduciary activities                                                        4,441                        4,391
    Service charges on deposit accounts                                         2,958                        2,666
    Other service charges and fees                                              2,861                        2,729
    Broker/dealer commissions and fees                                          2,536                        1,676
    Mortgage banking                                                            6,820                        2,712
    Securities gains, net                                                       1,072                            6
    Other                                                                         690                          983
                                                                   ------------------          -------------------
Total non-interest income                                                      21,378                       15,163
                                                                   ------------------          -------------------
Non-interest expense
    Salaries and employee benefits                                             22,776                       19,470
    Net occupancy expense                                                       2,773                        2,498
    Furniture and equipment expense                                             3,160                        2,766
    Deposit insurance                                                               1                        1,958
    Other                                                                      12,531                       10,806
                                                                   ------------------          -------------------
Total non-interest expense                                                     41,241                       37,498
                                                                   ------------------          -------------------
Income before income taxes                                                     22,793                       20,055
Provision for income taxes                                                      6,184                        4,836
                                                                   ------------------          -------------------
Net income                                                                    $16,609                      $15,219
                                                                   ==================          ===================
Net income per share                                                            $0.54                        $0.49
Cash dividends declared per share                                               $0.26 1/2                    $0.25
Weighted average number of shares outstanding                              30,797,523                   31,059,625

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                              (Dollars in thousands)
                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -----------------------------
                                                                                1996              1995
                                                                            ------------      -----------
Operating activities
 Net income                                                                      $16,609          $15,219
 Adjustments:
  Provision for loan losses                                                        1,800            1,870
  Provision for depreciation, amortization and accretion                           1,305            1,916
  Amortization of goodwill                                                           465              442
  Deferred income taxes                                                             (149)             104
  Securities gains, net                                                           (1,072)              (6)
  Increase in interest receivable                                                 (3,037)          (1,300)
  Increase (decrease) in accrued expenses and taxes                                7,879           (3,078)
  Capitalized interest on deposits                                                21,454           12,497
  Amortization of mortgage servicing rights                                          502              347
  Gain on sale of mortgage loans held for sale                                    (3,601)            (593)
  Sale of mortgages loans held for sale                                          245,678           82,679
  Loans originated for sale                                                     (259,840)         (91,698)
  Purchase of mortgage loans held for sale                                        (7,617)          (9,619)
  Other, net                                                                     (14,388)          26,104
                                                                            ------------      -----------
   Net cash provided by operating activities                                       5,988           34,884
                                                                            ------------      -----------
 Investing activities
  Proceeds from sales of investment securities                                    78,206            9,663
  Proceeds from maturities of investment securities                              324,051           71,299
  Purchases of investment securities                                            (649,389)         (47,199)
  Net increase in assets held for sale, other than loans held for sale            (8,055)          (1,708)
  Net increase in loans                                                           (2,570)         (22,694)
  Sale of residential mortgage and other consumer loans                                            39,507
  Net purchases of premises and equipment                                         (3,150)          (1,647)
                                                                            ------------      -----------
   Net cash provided (used) by investing activities                             (260,907)          47,221
                                                                            ------------      -----------
 Financing activities
  Net increase (decrease) in deposit accounts                                    (40,407)          19,603
  Net increase (decrease) in short-term borrowings                               300,854          (95,427)
  Net decrease in long-term debt                                                    (249)             (88)
  Issuance of common stock and treasury stock                                      1,549            1,865
  Acquisition of treasury stock                                                   (5,079)          (4,585)
  Cash dividends paid                                                             (8,122)          (7,746)
                                                                            ------------      -----------
     Net cash provided (used) by financing activities                            248,546          (86,378)
                                                                            ------------      -----------
     Decrease in cash and cash equivalents                                        (6,373)          (4,273)
 Cash and cash equivalents at beginning of period                                219,335          210,911
                                                                            ------------      -----------
 Cash and cash equivalents at end of period                                     $212,962         $206,638
                                                                            ============      ===========

 Total interest paid                                                             $25,702          $30,389
 Total income taxes paid                                                             211              725

 Schedule of non-cash investing and financing activities:
     Loans charged off                                                             2,237            2,193
     Net loan transfers to other real estate owned                                 1,129              637
     Conversion of convertible subordinated debentures                               190               55

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

       The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the policies discussed in Note 5. These policies are presented on pages 36 through 40 of the 1995 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.






   Note 2 - Investment Securities

       A summary of the amortized cost and fair value of investment securities at March 31, 1996, December 31, 1995 and March 31, 1995 is as follows:

                                                                                (Dollars in thousands)
                                                          March 31, 1996         December 31, 1995            March 31, 1995
                                                     -----------------------   -----------------------   -----------------------
                                                     Amortized       Fair      Amortized       Fair      Amortized       Fair
                                                        Cost        Value         Cost        Value         Cost        Value
                                                     ----------  -----------   ----------  -----------   ----------  -----------

   U.S. Treasury and other U.S.                        $961,041     $955,151     $804,086     $810,363     $665,655     $656,852
        government agencies and corporations
   Obligations of states and political subdivisions     326,631      335,211      287,697      302,702      341,219      348,791
   Debt securities issued by foreign governments            750          750          800          800          900          895
   Corporate securities                                  35,024       35,241       22,736       23,087       73,475       73,328
   Mortgage-backed securities                           736,289      731,166      705,279      704,612      717,171      697,941
                                                     ----------   ----------   ----------   ----------   ----------   ----------
        Total debt securities                         2,059,735    2,057,519    1,820,598    1,841,564    1,798,420    1,777,807
   Equity securities                                     35,569       35,715       19,272       19,305       15,241       15,219
                                                     ----------   ----------   ----------   ----------   ----------   ----------
        Total investment securities                  $2,095,304   $2,093,234   $1,839,870   $1,860,869   $1,813,661   $1,793,026
                                                     ==========   ==========   ==========   ==========   ==========   ==========

Note 3 - Income Taxes

  Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.
  A reconciliation between the effective income tax rate and the statutory rate follows:

                                               Percentage of
                                               pre-tax income
                                               --------------
                                               Three months
                                               ended March 31,
                                               ---------------
                                              1996         1995
                                              ----         ----
Statutory federal income tax rate             35.0%        35.0%
Tax exempt income                             (8.0)       (10.9)
Other, net                                     0.1
                                            --------     --------
Effective income tax rate                     27.1%        24.1%
                                            ========     ========

Note 4 - Commitments  and Contingent Liabilities

  In the normal course of business, there are commitments and contingent liabilities which are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and letters of credit. Dauphin does not anticipate any material losses as a result of the commitments. The contingent liability at March 31, 1996 represented by letters of credit issued to customers amounted to approximately $139.5 million.

Note 5 - New Accounting Standards

  On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related to both assets to be held and used and assets to be disposed of.
  SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and indentifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The adoption did not have a material effect on Dauphin's financial position or results of operations.
  On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS123), "Accounting for Stock-Based Compensation". SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value method for the purposes of preparing the basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.
  Dauphin will continue to measure compensation expense for its stock-based employee compensation plans, using the methods as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense.

Note 6 - Litigation

         Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operations. Included among outstanding litigation is a class action law suit instituted by Dauphin seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue offering an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term held in certain individual retirement accounts (IRA) and/or to charge an annual maintenance fee and fee on rollovers or transfers into the investment product. Dauphin's right to terminate the variable rate investment product and to charge a service fee is in dispute and is being challenged by the holders of the IRA accounts in question. Pending the outcome of the litigation, Dauphin has continued to date to pay a 10% interest rate with regard to the product. Several days after commencement of trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate accounts of all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automaticallly deposited in one of several new certificates of deposit established by Dauphin for purposes of the settlement. All class members will have the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. The proposed settlement is subject to approval by the Court and a hearing has been scheduled for that purpose on June 21, 1996. If approved, it is expected that the settlement would be effective in August, 1996.

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

SUMMARY

     Dauphin recorded net income for the first quarter of 1996 of $16.6 million, compared with $15.2 million recorded for the same quarter of 1995. Net income per share for the first quarter of 1996 was $.54 compared with $.49 for the same period in 1995, an increase of 10.2%.

     Dauphin's return on average total assets was 1.27% for the first quarter of 1996, compared with 1.23% for the first quarter of 1995. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 12.60% for the
first quarter of 1996 compared with 12.14% for the same period of 1995.   Return
on average stockholders' equity, including the SFAS 115 adjustment, was 12.33% for the first quarter of 1996 compared with 12.89% for the first quarter of 1995.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the first quarter of 1996 and 1995. Net interest income on a fully taxable equivalent basis totaled $47.3 million for the first quarter of 1996, a decrease of $.3 million or .8% from $47.6 million for the same period of 1995.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities.

     During the first quarter of 1996, as compared with the first quarter of 1995, as shown in Table 2, there was an increase in net interest income of $3.7 million due to changes in volume and a decrease of $4.1 due to changes in rates.

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

     Average earning assets were $5.0 billion for the first quarter of 1996 and $4.7 billion for the first quarter of 1995. The interest rate spread for the first quarter of 1996 was 3.08% compared with 3.43% for the first quarter of 1995. The net interest margin amounted to 3.81% for the first quarter of 1996 compared with 4.04% for the same period of 1995.

     Interest rates during the first quarter of 1996 were lower than the rates experienced in the first quarter of 1995. The average prime rate in 1996 was 8.34% compared with 8.83% in 1995. The average federal funds rate decreased to 5.37% for 1996 compared with 5.81% in 1995. During the first quarter of 1996, compared with the same period of 1995, the average yield on earning assets decreased 27 basis points while the average cost of interest bearing liabilities increased 8 basis points resulting in a decrease in the interest rate spread of 35 basis points. The yield on the investment securities portfolio decreased 44 basis points primarily due to the reinvestment of maturities at significantly lower rates. Average loans, which represent the highest yielding earning assets, increased $91.4 million or 3.2% for the first quarter of 1996 compared with the first quarter of 1995 as stronger marketing efforts were used to increase loans in 1996. The decreasing rates in 1996, with new loans issued at the then current market levels, was the primary reason for the 12 basis point decrease in the overall average loan yield. The cost of interest bearing
deposits increased to 4.51% in 1996 compared with 4.20% in 1995.   The primary
reason for the increase in the cost of interest bearing deposits was due to the change in the mix of these deposits as depositors shifted to longer term certificates of deposit, moving from shorter term instruments throughout 1995 as rates increased. The decrease in the cost of short-term borrowings (43 basis points) was caused primarily by the fall in the federal funds rate. The interest rate spread decreased 35 basis points, which was partially offset by an increase in the value of non-interest bearing funds resulting in a net 23 basis point decline in the net interest margin.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at March 31, 1996 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as statement and passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at March 31, 1996 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income as indicated on Table 3. Dauphin continuously monitors and adjust the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.8 million for the first quarter of 1996 as compared to $1.9 million for the first quarter of 1995. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the first quarter of 1996 and 1995.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at March 31, 1996, December 31, 1995 and March 31, 1995. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure.

NON-INTEREST INCOME

     Table 7 reflects the non-interest income increase of $6.2 million or 41.0% for the first quarter of 1996 as compared to the first quarter of 1995. Exclusive of securities gains, the increase was $5.1 million or 34.0%. In the banking segment of Dauphin, income increased $1.2 million or 11.6%. Service charges on deposit accounts increased $.3 million or 11.0%. Management continuously monitors the fee structure and makes changes where appropriate.

     The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income increased $1.3 million or 76.1%. This increase was due to increased volume of business in 1996, due primarily to a more favorable interest rate environment.

     The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $3.5 million or 96.0% in 1996 compared with 1995. The mortgage closings in the first quarter of 1996 were twice the volume of the first quarter of 1995, due to large refinancing activities.

NON-INTEREST EXPENSE

     Table 8 reflects that non-interest expense amounted to $41.2 million for the first quarter of 1996 and $37.5 for the first quarter of 1995, an increase of $3.7 million or 10.0%.

     Dauphin's banking segment non-interest expense increased $.7 million or 2.2% for the first quarter of 1996 compared with the first quarter of 1995. Salaries and employee benefits increased 9.0%. Full-time equivalent employees increased 7.0% to 2,040 at March 31, 1996 compared with 1,906 at March 31, 1995. Salaries expense increased 8.8%, while benefits expense increased 9.6%. Dauphin goes through a continual review to control benefit costs.

     In the second quarter of 1995, the Bank Insurance Fund (BIF) reached its statutory reserve ratio requirement of 1.25%. Consequently, the FDIC significantly reduced the assessment rates applicable to BIF members. This reduced Dauphin's deposit insurance expense by $2.0 million for the first quarter of 1996 when compared to 1995.

     All other non-interest expense items increased $1.3 million or 9.0% in the first quarter of 1996. The increase was primarily the result of increased expenses to reflect numerous strategic initiatives implemented. The other non-interest expense items that increased include depreciation on technological investments, snow removal, legal, and consulting fees.

     The broker/dealer segment had increased non-interest expense of $.8 million or 40.2% in 1996 when compared with the first quarter of 1995. The increased volume of business in 1996 generated additional revenues and, therefore, greater salary expense.

     The mortgage banking segment had increased non-interest expense of $2.5 million or 53% for the first quarter of 1996 when compared with the first quarter of 1995. The mortgage banking segment experienced significant volume increases in 1996, including large refinancing activities, which resulted in significantly higher salary expense.

PROVISION FOR INCOME TAXES

     Dauphin's effective tax rate for the first quarter of 1996 was 27.1% and 24.1% for the first quarter of 1995. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the first quarter of 1996 and 1995, Dauphin repurchased 175,000 shares for $5.1 million and 190,000 shares for $4.6 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital includes the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At March 31, 1996, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well-capitalized".

NEW ACCOUNTING STANDARDS

     On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of.

     SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. The adoption did not have a material effect on Dauphin's financial position or results of operations.

     On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. However, SFAS 123 does not require an entity to adopt the new fair value based method for purposes of preparing the basic financial statements. If an entity chooses not to adopt the fair value based method, SFAS 123 requires an entity to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted.

     Dauphin will continue to measure compensation expense for its stock-based employee compensation plans, using the methods as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

TABLE 1 - Net Interest Income

                                                      (Dollars in thousands)
                                                        Three Months Ended
                                                            March 31,
                                                     -------------------------
                                                         1996          1995
                                                     -----------    ----------

Total interest income                                    $93,213       $90,612
Total interest expense                                    48,757        46,352
                                                     -----------    ----------

Net interest income                                       44,456        44,260
Tax equivalent adjustment                                  2,803         3,382
                                                     -----------    ----------

Net interest income (fully taxable equivalent)           $47,259       $47,642
                                                     ===========    ==========




TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                                      (Dollars in thousands)
                                                       Three Months Ended
                                                            March 31,
                                                            1996/1995
                                  ----------------------------------------------------------------
                                               Change due to
                                  --------------------------------------                Total
                                      Volume                    Rate                    Change
                                  --------------           -------------           ---------------
(Taxable equivalent)
Interest income
  Short-term investments                  ($131)                   ($14)                    ($145)
  Investment securities                   2,627                  (2,262)                      365
  Assets held for sale                      523                    (224)                      299
  Loans                                   2,825                  (1,322)                    1,503
                                  --------------           -------------           ---------------
   Total interest income                  5,844                  (3,822)                    2,022
                                  --------------           -------------           ---------------
Interest expense
  Interest bearing deposits               5,818                     589                     6,407
  Short-term borrowings                  (2,323)                   (906)                   (3,229)
  Long-term debt                         (1,333)                    560                      (773)
                                  --------------           -------------           ---------------
   Total interest expense                 2,162                     243                     2,405
                                  --------------           -------------           ---------------
  Net interest income                    $3,682                 ($4,065)                    ($383)
                                  ==============           =============           ===============

  Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis)

                                                           (Dollars in thousands)
                                             First Quarter 1996            First Quarter 1995
                                        ----------------------------  ----------------------------
                                        Average              Average  Average              Average
                                        Balance    Interest    Rate   Balance    Interest    Rate
                                        -------    --------  -------  -------    --------  -------
ASSETS
Short-term investments
 Interest bearing deposits                 $6,126      $101  6.63%       $5,152      $108  8.50%
 Federal funds sold and securities
   purchased under agreements to
   resell                                   2,914        49  6.76        11,951       187  6.35
                                       ----------    ------          ----------    ------
    Total short-term investments            9,040       150  6.67        17,103       295  7.00
                                       ----------    ------          ----------    ------
Investment securities
 U.S. government obligations               80,910     1,313  6.53       233,537     3,278  5.69
 U.S. government agencies               1,454,354    23,383  6.43     1,091,738    18,506  6.78
 State and municipals                     312,919     6,744  8.62       357,188     8,646  9.68
 Other securities                          60,122       921  6.13        91,502     1,566  6.85
                                       ----------    ------          ----------    ------
    Total investment securities         1,908,305    32,361  6.78     1,773,965    31,996  7.22
                                       ----------    ------          ----------    ------
Assets held for sale                      100,325     1,658  6.61        74,702     1,359  7.31
                                       ----------    ------          ----------    ------
Loans (1)
  Commercial                              984,463    20,714  8.46       926,531    20,248  8.86
  Commercial mortgages                    592,937    12,757  8.65       522,981    11,878  9.21
  Residential mortgages (2)               716,392    14,819  8.30       821,212    16,447  8.06
  Consumer (3)                            659,044    13,557  8.26       590,725    11,771  8.08
                                       ----------    ------          ----------    ------
    Total loans                         2,952,836    61,847  8.42     2,861,449    60,344  8.54
                                       ----------    ------          ----------    ------
    Total earning assets                4,970,506    96,016  7.75     4,727,219    93,994  8.02
                                                     ------                        ------
Other assets                              303,518                       308,606
                                       ----------                    ----------
    Total assets                       $5,274,024            7.30%   $5,035,825            7.53%
                                       ==========            =====   ==========            =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits $1,361,112     7,292  2.15%   $1,482,892     8,817  2.41%
  Time deposits of $100,000 or more       472,515     7,366  6.27       307,633     4,991  6.58
  Other time deposits                   1,577,445    23,633  6.03     1,289,998    18,076  5.68
                                       ----------   -------          ----------   -------
    Total interest bearing deposits     3,411,072    38,291  4.51     3,080,523    31,884  4.20
Short-term borrowings                     743,400     9,580  5.18       925,199    12,809  5.61
Long-term debt                            40,449       886   8.76        91,902     1,659  7.27
                                       ----------   -------          ----------   -------
    Total interest bearing liabilities  4,194,921    48,757  4.67     4,097,624    46,352  4.59
                                                    -------                       -------
Non-interest bearing demand deposits      455,542                       413,920
Other liabilities                          81,791                        45,574
Stockholders' equity                      541,770                       478,707
                                       ----------                    ----------
    Total liabilities and
        stockholders' equity           $5,274,024            3.72%   $5,035,825            3.73%
                                       ==========            =====   ==========            =====
Interest rate spread                                         3.08%                         3.43%
Effect of non-interest bearing funds                         0.73                           0.61
                                                             -----                         -----
Net interest income/margin                          $47,259  3.81%                $47,642  4.04%
                                                    =======  =====                =======  =====

(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                      (Dollars in thousands)
                                                                          March 31, 1996
                                        ------------------------------------------------------------------------------------
                                                                    Interest Sensitivity Period
                                        ------------------------------------------------------------------------------------
                                           Month             Quarter        Six Months         Annual           5 Years
                                        --------------    --------------  ---------------   --------------  ----------------
Earning assets:
Short-term investments                        $4,969            $4,969           $4,969           $4,969           $4,969
Investment securities                        473,160           609,905          737,585          956,893        1,678,757
Assets held for sale                         121,217           121,217          121,217          121,217          121,217
Loans                                      1,141,018         1,300,764        1,481,557        1,805,728        2,689,534
                                        --------------    --------------   --------------   --------------   ---------------
        Total                             $1,740,364        $2,036,855       $2,345,328       $2,888,807       $4,494,477
                                        ==============    ==============   ==============   ==============   ===============
Interest bearing liabilities:
Deposits                                    $984,924        $1,174,877       $1,514,256       $1,807,036       $2,462,888
Short-term borrowings                        979,015           979,015          979,015          979,015          979,015
Long-term debt                                     4                12               24           35,048           40,005
                                        --------------    --------------   --------------   --------------   ---------------
        Total                             $1,963,943        $2,153,904       $2,493,295       $2,821,099       $3,481,908
                                        ==============    ==============   ==============   ==============   ===============

    Interest sensitivity gap               ($223,579)        ($117,049)       ($147,967)         $67,708       $1,012,569
    Interest sensitive assets to interest
         sensitive liabilities ratio            0.89              0.95             0.94             1.02             1.29
    Interest sensitivity gap as a
         percent of total assets               -4.01%            -2.10%           -2.66%            1.22%           18.18%

Regulatory presentation:
    Interest sensitivity gap               ($725,410)        ($618,880)       ($649,798)       ($434,123)        $510,738
    Interest sensitive assets to interest
         sensitive liabilities ratio            0.71              0.77             0.78             0.87             1.13
    Interest sensitivity gap as a
         percent of total assets              -13.02%           -11.11%          -11.67%           -7.79%            9.17%


TABLE 5 - Analysis of Allowance for Loan Losses

                                                                   (Dollars in thousands)
                                                                     Three Months Ended
                                                                          March 31,
                                                             ---------------------------------
                                                                 1996                 1995
                                                             ------------         ------------
Balance, beginning of period                                     $41,737              $40,216
Provision charged to operating expenses                            1,800                1,870
Total loans charged off                                            2,237                2,193
Total recoveries                                                     680                1,043
                                                             ------------         ------------
Net charge-offs                                                    1,557                1,150
                                                             ------------         ------------
Balance, end of period                                           $41,980              $40,936
                                                             ============         ============
Total loans:
  Average                                                     $2,952,836           $2,861,449
  Period-end                                                   2,985,337            2,846,003
Ratios:
  Net charge-offs to average loans (annualized)                    0.21%                0.16%
  Allowance for loan losses to period-end loans                     1.41                 1.44



TABLE 6 - Non-Performing Assets

                                                                   (Dollars in thousands)
                                                          March 31,      December 31,     March 31,
                                                            1996            1995            1995
                                                        ------------    ------------    ------------
Non-accrual loans                                            $7,748          $7,031          $8,562
Loans past due 90 or more days as to
  interest or principal                                       5,946           5,805           5,183
Restructured loans                                            4,677           5,072           5,732
                                                        ------------    ------------    ------------
  Total non-performing loans                                 18,371          17,908          19,477
Other real estate owned                                       3,585           2,709           3,131
                                                        ------------    ------------    ------------
  Total non-performing assets                               $21,956         $20,617         $22,608
                                                        ============    ============    ============
Ratios:
  Non-performing loans to total loans                         0.62%           0.60%           0.68%
  Non-performing assets to total loans and
   other real estate owned                                     0.73            0.69            0.79
  Allowance for loan losses to non-performing
   loans                                                     228.51          233.06          210.18

TABLE 7 - Non-Interest Income

                                                                     (Dollars in thousands)
                                                                  Three Months Ended March 31,
                                                                          1996/1995
                                                   --------------------------------------------------------
                                                                           Increase
                                                                          (Decrease)
                                                                   -------------------------
                                                       1996          Amount           %             1995
                                                   ------------    ----------    -----------     ----------
Banking:
   Fiduciary activities                                 $4,441           $50            1.1 %       $4,391
   Service charges on deposit accounts                   2,958           292           11.0          2,666
   Other service charges and fees                        2,861           132            4.8          2,729
   Securities gains, net                                 1,072         1,066       17,766.7              6
   Other                                                   690          (293)         (29.8)           983
                                                   ------------    ----------                    ----------
                                                        12,022         1,247           11.6         10,775
Broker/dealer                                            2,985         1,290           76.1          1,695
Mortgage banking                                         7,164         3,509           96.0          3,655
Intercompany eliminations                                 (793)          169                          (962)
                                                   ------------    ----------                    ----------
        Total                                          $21,378        $6,215           41.0 %      $15,163
                                                   ============    ==========    ===========     ==========




TABLE 8 - Non-Interest Expense

                                                                   (Dollars in thousands)
                                                                 Three Months Ended March 31,
                                                                         1996/1995
                                                  ------------------------------------------------------
                                                                         Increase
                                                                        (Decrease)
                                                                  -----------------------
                                                      1996          Amount          %           1995
                                                  ------------    ----------    ---------   ------------
Banking:
   Salaries and employee benefits                     $16,287        $1,344          9.0 %      $14,943
   Net occupancy expense                                2,351           252         12.0          2,099
   Furniture and equipment expense                      2,792           336         13.7          2,456
   Deposit insurance                                        1        (1,957)       (99.9)         1,958
   Other                                               10,679           721          7.2          9,958
                                                  ------------    ----------                ------------
                                                       32,110           696          2.2         31,414
Broker/dealer                                           2,676           767         40.2          1,909
Mortgage banking                                        7,308         2,531         53.0          4,777
Intercompany eliminations                                (853)         (251)                       (602)
                                                  ------------    ----------                ------------
      Total                                           $41,241        $3,743         10.0 %      $37,498
                                                  ============    ==========    =========   ============

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended March 31, 1996


Item 1. Legal Proceedings

        Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operations. Included among outstanding litigation is a class action law suit instituted by Dauphin seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue offering an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term held in certain individual retirement accounts (IRA) and/or to charge an annual maintenance fee and fee on rollovers or transfers into the investment product. Dauphin's right to terminate the variable rate investment product and to charge a service fee is in dispute and is being challenged by the holders of the IRA accounts in question. Pending the outcome of the litigation, Dauphin has continued to date to pay a 10% interest rate with regard to the product.
Several days after commencement of trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate accounts of all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of several new certificates of deposit established by Dauphin for purposes of the settlement. All class members will have the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. The proposed settlement is subject to approval by the Court and a hearing has been scheduled for that purpose on June 21, 1996. If approved, it is expected that the settlement would be effective in August, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     11       Statement regarding Computation of Per Share Earnings.

     15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1996.

     15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1996.

     27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1996.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed for the three months ended March 31, 1996.

                                   SIGNATURES
                                   ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dauphin Deposit Corporation
                                        ---------------------------
                                               (Registrant)


Date: May 13, 1996                      /s/Christopher R. Jennings
- ----------------------                  ---------------------------
                                        Christopher R. Jennings
                                          Chairman of the Board and
                                          Chief Executive Officer



Date: May 13, 1996                      /s/Dennis L. Dinger
- ----------------------                  ---------------------------
                                        Dennis L. Dinger, Senior Executive
                                          Vice President and Chief Fiscal
                                          and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                               Sequential
Number                                                               Page Number
- -------                                                              -----------



11       Statement regarding Computation of Per
         Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
         March 31, 1996

15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
         March 31, 1996

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1996