Form 10-Q
period 1996-06-30
DAUPHIN DEPOSIT CORP
filed 1996-08-13
CIK 215619

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996          Commission File Number 0-8415
                      -------------                                 ------



                          DAUPHIN DEPOSIT CORPORATION
- --------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)



          Pennsylvania                                         23-1938831
- --------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

     213 Market Street, Harrisburg, Pennsylvania                    17105
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (717) 255-2121
                                                                ----------------



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                     Outstanding at July 31, 1996
- --------------------------                         ----------------------------
Common Stock, $5 Par Value                                30,586,874 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                      For the Quarter Ended June 30, 1996


                                    Contents
                                    --------


PART I -  FINANCIAL INFORMATION
- -------------------------------

Item 1.     Financial Statements

              Consolidated Balance Sheets as of June 30, 1996 and 1995 and December 31, 1995

              Consolidated Statements of Income for the Three Month and Six Month Periods Ended June 30, 1996 and 1995

              Consolidated Statements of Cash Flows for the Six
              Month Periods Ended June 30, 1996 and 1995

              Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
- ---------------------------

Item 1.       Legal Proceedings

Item 4.       Submission of Matters to a Vote of Security Holders

Item 6.       Exhibits and Reports on Form 8-K



SIGNATURES
- ----------

                                    Part I
                                    ------
                      For the Quarter Ended June 30, 1996

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                               (Dollars in thousands)
                                                                                        June 30,    December 31,     June 30,
                                                                                          1996          1995           1995
                                                                                      (Unaudited)    (Audited)     (Unaudited)
                                                                                     -------------  ------------  -------------
ASSETS
Cash and due from banks                                                                  $203,485       $218,785       $192,354
                                                                                     -------------  ------------  -------------
Short-term investments
        Interest bearing deposits                                                           1,319          8,523          6,045
         Federal funds sold and securities purchased under agreements to resell             2,500          3,050          9,000
         Other short-term investments                                                         685
                                                                                     -------------  ------------  -------------
                Total short-term investments                                                4,504         11,573         15,045
                                                                                     -------------  ------------  -------------

Investment securities available-for-sale, at fair value                                 2,041,488      1,860,869      1,666,022

Assets held for sale, primarily mortgage loans held for sale                              186,430         87,782        100,617

Loans (net of unearned income)                                                          3,020,509      2,981,338      2,904,652
Allowance for loan losses                                                                 (42,669)       (41,737)       (41,350)
                                                                                     -------------  ------------  -------------
                Total net loans                                                         2,977,840      2,939,601      2,863,302
                                                                                     -------------  ------------  -------------

Premises and equipment                                                                     73,574         71,562         68,210
Other assets                                                                              118,033        107,177        102,339
                                                                                     -------------  ------------  -------------
                Total assets                                                           $5,605,354     $5,297,349     $5,007,889
                                                                                     =============  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
        Non-interest bearing                                                             $469,855       $518,004       $478,893
        Interest bearing                                                                3,482,248      3,431,532      3,339,699
                                                                                     -------------  ------------  -------------
                Total deposits                                                          3,952,103      3,949,536      3,818,592
Short-term borrowings                                                                   1,009,885        678,161        553,972
Long-term debt                                                                             40,125         40,599         40,809
Accrued expenses and taxes                                                                 67,667         82,450         73,943
                                                                                     -------------  ------------  -------------
                Total liabilities                                                       5,069,780      4,750,746      4,487,316
                                                                                     -------------  ------------  -------------

Stockholders' equity
        Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
        Common stock, $5 par value; 200,000,000 shares authorized,
                32,641,614 shares issued of which 2,092,127, 2,013,771,
                and 1,853,172 shares are held as treasury stock, respectively             163,208        163,208        163,208
        Additional paid-in capital                                                         10,835         11,103         10,832
        Retained earning                                                                  425,171        408,274        389,806
        Unrealized gains (losses) on securities available-for-sale, net of deferred
                taxes                                                                     (11,020)        13,650          1,723
                                                                                     -------------  ------------  -------------
                                                                                          588,194        596,235        565,569
        Less: Treasury stock - at cost                                                    (52,620)       (49,632)       (44,996)
                                                                                     -------------  ------------  -------------
                Total stockholders' equity                                                535,574        546,603        520,573
                                                                                     -------------  ------------  -------------
                Total liabilities and stockholders' equity                             $5,605,354     $5,297,349     $5,007,889
                                                                                     =============  ============  =============

See accompanying notes to consolidated financial statements.

        Dauphin Deposit Corporation and Subsidiaries
        CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                          (Dollars in thousands, except per share data)
                                                                         Three Months                  Six Months
                                                                         Ended June 30,               Ended June 30,
                                                                  -------------------------    --------------------------
                                                                     1996           1995           1996           1995
                                                                  ----------     ----------    ----------      ----------
        Interest income
           Interest and fees on loans                                $61,493        $61,173       $122,733       $120,933
           Interest and dividends on investment securities
              Taxable                                                 28,902         23,058         55,035         47,150
              Exempt from federal income taxes                         4,757          4,599          8,797          9,710
           Interest on deposits                                           40             65            140            173
           Interest on assets held for sale                            2,447          1,589          4,098          2,943
           Interest on federal funds sold and other
              short-term investments                                      46            178             95            365
                                                                  ----------     ----------     ----------     ----------
        Total interest income                                         97,685         90,662        190,898        181,274
                                                                  ----------     ----------     ----------     ----------

        Interest expense
           Interest on deposits
              Savings deposits                                         7,075          8,694         14,367         17,511
              Time deposits                                           23,893         21,984         47,526         40,060
              Time deposits in denominations of
                   $100,000 or more                                    8,354          6,894         15,720         11,885
                                                                  ----------     ----------     ----------     ----------
                                                                      39,322         37,572         77,613         69,456
            Interest on short-term borrowings                         12,524          9,043         22,104         21,852
            Interest on long-term debt                                   882          1,104          1,768          2,763
                                                                  ----------     ----------     ----------     ----------
        Total interest expense                                        52,728         47,719        101,485         94,071
                                                                  ----------     ----------     ----------     ----------
        Net interest income                                           44,957         42,943         89,413         87,203
        Provision for loan losses                                      1,800          1,246          3,600          3,116
                                                                  ----------     ----------     ----------     ----------
        Net interest income after provision for loan losses           43,157         41,697         85,813         84,087
                                                                  ----------     ----------     ----------     ----------
        Non-interest income
           Fiduciary activities                                        4,674          4,358          9,115          8,749
           Service charges on deposit accounts                         3,344          2,800          6,302          5,466
           Other service charges and fees                              3,695          3,097          6,556          5,826
           Broker/dealer commissions and fees                          1,874          1,472          4,410          3,148
           Mortgage banking                                            8,010          4,638         14,830          7,350
           Securities gains, net                                          14          1,464          1,086          1,470
           Other                                                         891            597          1,581          1,580
                                                                  ----------     ----------     ----------     ----------
        Total non-interest income                                     22,502         18,426         43,880         33,589
                                                                  ----------     ----------     ----------     ----------
        Non-interest expense
           Salaries and employee benefits                             23,741         18,992         46,517         38,462
           Net occupancy expense                                       2,512          2,469          5,285          4,967
           Furniture and equipment expense                             3,329          2,624          6,489          5,390
           Deposit insurance                                                          1,957              1          3,915
           Other                                                      12,994         12,385         25,525         23,191
                                                                  ----------     ----------     ----------     ----------
        Total non-interest expense                                    42,576         38,427         83,817         75,925
                                                                  ----------     ----------     ----------     ----------
        Income before income taxes                                    23,083         21,696         45,876         41,751
        Provision for income taxes                                     5,986          5,619         12,170         10,455
                                                                  ----------     ----------     ----------     ----------
        Net income                                                   $17,097        $16,077        $33,706        $31,296
                                                                  ==========     ==========     ==========     ==========
        Net income per share                                           $0.56          $0.52          $1.10          $1.01
        Cash dividends declared per share                              $0.28 1/2      $0.25          $0.55          $0.50
        Weighted average number of shares outstanding             30,741,012     30,955,397     30,769,268     31,007,223

        See accompanying notes to consolidated financial statements.

        Dauphin Deposit Corporation and Subsidiaries
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                 (Dollars in thousands)
                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                              -----------------------------
                                                                                                  1996             1995
                                                                                              ------------      -----------
        Operating activities
          Net income                                                                             $33,706          $31,296
          Adjustments:
            Provision for loan losses                                                              3,600            3,116
            Provision for depreciation, amortization and accretion                                 2,287            3,774
            Amortization of goodwill                                                                 929              813
            Deferred income taxes                                                                  1,561               76
            Securities gains, net                                                                 (1,086)          (1,470)
            (Increase) decrease in interest receivable                                            (7,026)           2,554
            Increase (decrease) in accrued expenses and taxes                                    (14,783)          17,855
            Capitalized interest on deposits                                                      41,201           26,538
            Amortization of mortgage servicing rights                                                727            1,386
            Gain on sale of mortgage loans held for sale                                            (828)          (2,273)
            Sale of mortgages loans held for sale                                                539,250          266,498
            Loans originated for sale                                                           (612,582)        (303,189)
            Purchase of mortgage loans held for sale                                             (18,115)         (12,969)
            Other, net                                                                               (65)          (1,045)
                                                                                              -----------       ----------
              Net cash provided (used) by operating activities                                   (31,224)          32,960
                                                                                              -----------       ----------
        Investing activities
          Proceeds from sales of investment securities                                            94,001           93,545
          Proceeds from maturities of investment securities                                      482,190          177,209
          Purchases of investment securities                                                    (777,730)         (87,569)
          Net increase in assets held for sale, other than loans held for sale                    (6,373)          (2,462)
          Net increase in loans                                                                  (42,901)         (79,399)
          Sale of residential mortgage and other consumer loans                                                    39,507
          Net purchases of premises and equipment                                                 (6,445)          (4,863)
                                                                                              -----------       ----------
              Net cash provided (used) by investing activities                                  (257,258)         135,968
                                                                                              -----------       ----------
        Financing activities
          Net increase (decrease) in deposit accounts                                            (38,634)         277,170
          Net increase (decrease) in short-term borrowings                                       331,724         (386,805)
          Net decrease in long-term debt                                                            (264)         (51,145)
          Issuance of common stock and treasury stock                                              4,349            4,177
          Acquisition of treasury stock                                                           (8,318)          (8,921)
          Cash dividends paid                                                                    (16,225)         (15,461)
                                                                                              -----------       ----------
              Net cash provided (used) by financing activities                                   272,632         (180,985)
                                                                                              -----------       ----------
              Decrease in cash and cash equivalents                                              (15,850)         (12,057)
        Cash and cash equivalents at beginning of period                                         219,335          210,911
                                                                                              -----------       ----------
        Cash and cash equivalents at end of period                                              $203,485         $198,854
                                                                                              ===========       ==========
        Total interest paid                                                                      $60,205          $62,827
        Total income taxes paid                                                                   14,454            9,950

        Schedule of non-cash investing and financing activities:
            Loans charged off                                                                      4,483            4,090
            Net loan transfers to other real estate owned                                          2,492              800
            Conversion of convertible subordinated debentures                                        210               90
            Securitization of mortgage loans                                                       6,720

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

             The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

             The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis, with the exception of the accounting policies related to the impairment of long lived assets and stock-based compensation which are discussed in Dauphin's Form 10-Q for the quarter ended March 31, 1996. These policies are presented on pages 36 through 40 of the 1995 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.




        Note 2 - Investment Securities

                 A summary of the amortized cost and fair value of investment securities at June 30, 1996, December 31, 1995 and June 30, 1995 is as follows:


                                                                                    (Dollars in thousands)
                                                                 June 30, 1996        December 31, 1995        June  30, 1995
                                                            ----------------------  ----------------------  ----------------------
                                                            Amortized      Fair     Amortized      Fair     Amortized      Fair
                                                               Cost       Value        Cost       Value        Cost       Value
                                                            ----------  ----------  ----------  ----------  ----------  ----------
        U.S. Treasury and other U.S.                          $872,139    $858,081    $804,086    $810,363    $620,059    $621,073
            government agencies and corporations
        Obligations of states and political subdivision        337,479     343,978     287,697     302,702     315,744     326,383
        Debt securities issued by foreign governments              750         750         800         800         900         895
        Corporate securities                                    34,952      35,058      22,736      23,087      59,577      59,898
        Mortgage-backed securities                             757,555     748,226     705,279     704,612     647,798     638,516
                                                            ----------  ----------  ----------  ----------  ----------  ----------
            Total debt securities                            2,002,875   1,986,093   1,820,598   1,841,564   1,644,078   1,646,765
        Equity securities                                       55,567      55,395      19,272      19,305      19,292      19,257
                                                            ----------  ----------  ----------  ----------  ----------  ----------
            Total investment securities                     $2,058,442  $2,041,488  $1,839,870  $1,860,869  $1,663,370  $1,666,022
                                                            ==========  ==========  ==========  ==========  ==========  ==========

NOTE 3 - INCOME TAXES

     Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.
     A reconciliation between the effective income tax rate and the statutory rate follows:

                                       Percentage of pre-tax income
                                -----------------------------------------------
                                   Three months               Six months
                                  ended June 30,             ended June 30,
                                ---------------------    ----------------------
                                  1996        1995          1996        1995
                                  ----        ----          ----        ----
Statutory federal income
   tax rate                        35.0%       35.0%         35.0%       35.0%
Tax exempt income                   (8.9)       (9.2)         (8.4)      (10.0)
Other, net                          (0.2)        0.1          (0.1)
                                ---------   ---------     ---------   ---------
Effective income tax rate          25.9%       25.9%         26.5%       25.0%
                                =========   =========     =========   =========


NOTE 4 - COMMITMENTS  AND CONTINGENT LIABILITIES

     In the normal course of business, there are commitments and contingent liabilities which are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and letters of credit. Dauphin does not anticipate any material losses as a result of the commitments. The contingent liability at June 30, 1996 represented by letters of credit issued to customers amounted to approximately $138.0 million.


NOTE 5 - NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     SFAS 125 extends the "available-for-sale" or "trading" approach in Statement No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as "held-to-maturity" if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS 125 requires that a liability be derecognized if and only if either
(a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occuring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Currently, management has not determined the impact on Dauphin's financial condition or results of operations upon adoption of the provisions of SFAS 125.


Note 6 - Litigation

     Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgement from the Court specifically permitting Dauphin to discontinue an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $192.9 million at June 30, 1996. Dauphin's right to terminate the variable rate investment product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of the trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. It currently is anticipated that the Appeal will seek an Order of the Superior Court reversing the trial court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand or directing decertification of the class. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable rate investment product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable rate investment product.

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

SUMMARY

     Dauphin recorded net income for the three months ended June 30, 1996 of $17.1 million compared with $16.1 million recorded for the same period of 1995. Net income per share for the three months ended June 30, 1996 was $.56 compared with $.52 for the same period in 1995, an increase of 7.7%. Net income for the six months ended June 30, 1996 amounted to $33.7 million compared with $31.3 million recorded for the same period of 1995. Net income per share for the six months ended June 30, 1996 was $1.10 compared with $1.01 for the same period of 1995, an increase of 8.9%.

     Dauphin's return on average total assets was 1.24% for the three months ended June 30, 1996 compared with 1.30% for the three months ended June 30, 1995. For the six months of 1996, the return on average assets was 1.25% compared with 1.26% for the same period of 1995. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 12.81% for the three months ended
June 30, 1996 compared with 12.41% for the same period of 1995.   Return on
average stockholders' equity, excluding the SFAS 115 adjustment, was 12.70% for the six months of 1996 compared with 12.28% for the same period of 1995. Return on average stockholders' equity, including the SFAS 115 adjustment, was 13.03% for the three months ended June 30, 1996 compared with 12.60% for the same period of 1995. Return on average stockholders' equity, including the SFAS 115 adjustment, amounted to 12.67% for the six months of 1996 compared with 12.74% for the six months of 1995.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the three months and six months ended June 30, 1996 and 1995. Net interest income on a fully taxable equivalent basis totaled $48.1 million for the three months ended June 30, 1996, an increase of $2.1 million or 4.6% from $46.0 million for the same period of 1995. For the six months of 1996, net interest income amounted to $95.4 million, an increase of $1.7 million or 1.8% from $93.7 million for 1995.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities.

     During the three months ended June 30, 1996 compared with the three months ended June 30, 1995, as shown in Table 2, there was an increase in net interest income of $3.8 million due to changes in volume and a decrease of $1.7 million due to changes in rates. During the six months ended June 30, 1996 compared with the same period of 1995, there was an increase of $5.8 million due to changes in volume and a decrease of $4.1 million due to changes in rates.

     The change in net interest income attributable to interest rates can be understood by analyzing the interest rate spread and the net interest margin on earnings assets. While the interest rate spread considers only the difference between the average rates earned on earning assets and the average rates paid on interest bearing liabilities, the net interest margin takes into account the contribution of assets funded by interest free sources.

     Average earning assets were $5.2 billion for the three months ended June 30, 1996 and $4.7 billion for the three months ended June 30, 1995. For the six months of 1996, average earning assets were $5.1 billion compared with $4.7 billion for the six months of 1995. The interest rate spread for the three months ended June 30, 1996 was 3.03% compared with 3.23% for the three months ended June 30, 1995. The net interest margin amounted to 3.68% for the three months ended June 30, 1996 compared with 3.94% for the same period of 1995. For the six months, the interest rate spread decreased to 3.05% from 3.33% while the net interest margin decreased to 3.74% from 3.99%.

     Interest rates during 1996 were lower than the rates experienced in 1995, although rates recently have been trending upward. The average prime rate was 8.25% for the three months and 8.29% for the six months ended June 30, 1996 compared with 9.00% and 8.91% for the same periods of 1995. The average federal funds rate decreased to 5.24% for the three months ended June 30, 1996 compared with 6.02% in 1995. For the six months of 1996, the average federal funds rate was 5.30% compared with 5.91% for 1995. During the three months ended June 30, 1996 compared with the same period of 1995, the average yield on earning assets decreased 30 basis points while the average cost of interest bearing liabilities decreased 10 basis points resulting in a decrease in the interest rate spread of 20 basis points. For the six months of 1996 compared with 1995, the yield on earning assets decreased 28 basis points while the average cost of interest bearing liabilities was unchanged, resulting in a decrease in the interest rate spread of 28 basis points. The yield on the investment securities portfolio decreased 7 basis points for the three months ended June 30, 1996 and 25 basis points for the six months ended

June 30, 1996 compared to the same periods of 1995, primarily due to the reinvestment of maturities at lower rates. Average loans, which represent the highest yielding earning assets, increased $121.3 million or 4.2% for the three months ended June 30, 1996 compared with the three months ended June 30, 1995. For the six months of 1996, the increase was $106.3 million or 3.7% compared with the same period of 1995 as stronger marketing efforts were used to increase loans in 1996. The lower rates in 1996, with new loans issued at the then current market levels, were the primary reason for the 29 basis point decrease for the three months and the 21 basis point decrease for the six months in the overall average loan yield. The cost of interest bearing deposits decreased 4 basis points for the three months ended June 30, 1996 compared with 1995. For the six months of 1996, the cost of interest bearing deposits increased 13 basis points compared with 1995. The primary reason for the increase in the cost of interest bearing deposits was due to the change in the mix of these deposits as depositors shifted to longer term certificates of deposit, moving from shorter term instruments throughout 1995 as rates increased. The decrease in the cost of short-term borrowings for the three month period (56 basis points) and the six month period (49 basis points) was caused primarily by the fall in the federal funds rate. The interest rate spread decreased 20 basis points for the three months, and a decrease in the value of non-interest bearing funds resulted in a net 26 basis point decline in the net interest margin. For the six months, the interest rate spread decreased 28 basis points, which was partially offset by an increase in the value of non-interest bearing funds, resulting in a 25 basis point decline in the net interest margin.

     Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in 18 month variable interest rate products with a minimum interest rate of 10% for the 18 month term as discussed in Note 6 to the consolidated financial statements and in Part II,
Item 1 - Legal Proceedings. If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have been decreased by 20 basis points for the three months ended June 30, 1996 compared with a decrease of 21 basis points for the three months ended June 30, 1995 and a decrease of 21 basis points for the six months ended June 30, 1996 compared with a decrease of 22 basis points for the six months ended June 30, 1995.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at June 30, 1996 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as statement and passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at June 30, 1996 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income as indicated on Table 3. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.8 million for the three months ended June 30, 1996 compared to $1.2 million for the three months ended June 30, 1995. The provision for the six months of 1996 was $3.6 million compared with $3.1 million for 1995. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the three months and six months ended June 30, 1996 and 1995.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at June 30, 1996, December 31, 1995 and June 30, 1995. The increase in non-accrual loans at June 30, 1996
was primarily due to the addition of one commercial credit.   Dauphin's policy
is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure.

NON-INTEREST INCOME

     Table 7 reflects the non-interest income increase of $4.1 million or 22.1% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Exclusive of securities gains, the increase was $5.5 million or 32.6%. Non-interest income increased $10.3 million or 30.6% for the six months of 1996 compared with the same period of 1995. Exclusive of securities gains, the increase for the six months was $10.7 million or 33.2%. In the banking segment of Dauphin, income increased $.3 million or 2.5% for the three months and $1.5 million or 6.7% for the six months. Total service charges and fees increased $1.1 million or 19.4% for the three months and $1.6 million or 13.9% for the six months. Certain service charges on deposits were increased during the first six months of 1996. Management continuously monitors the fee structure and makes changes where appropriate.

     The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income increased $.5 million or 30.0% for the three month period and $1.7 million or 54.4% for the six months. These increases were due to additional volume of business in 1996, due primarily to a more favorable interest rate environment.

     The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $3.1 million or 59.4% in the three months ended June 30, 1996 and increased $6.6 million or 74.5% in the six months of 1996 compared with the same periods of 1995. The mortgage closings in 1996 were twice the volume of 1995, due to refinancing activities and an expanded branch network.

NON-INTEREST EXPENSE

     Table 8 reflects that non-interest expense amounted to $42.6 million for the three months ended June 30, 1996 and $38.4 for the three months ended June 30, 1995, an increase of $4.1 million or 10.8%. For the six months of 1996 non-interest expense was $83.8 million compared to $75.9 million for the same period of 1995, an increase of $7.9 million or 10.4%.

     Dauphin's banking segment non-interest expense decreased $.2 million or .7% for the three months ended June 30, 1996 compared with the three months ended
June 30, 1995.   For the first six months of 1996, non-interest expense
increased $.5 million or .8%.   Salaries and employee benefits increased 11.0%
for the three month period and 10.0% for the six month period. Full-time equivalent employees increased 2.3% to 1,997 at June 30, 1996 compared with 1,952 at June 30, 1995. Salaries expense, excluding benefits expense, increased 5.1% for the three month period and 6.5% for the six month period. Dauphin goes through a continual review to control benefit costs.

     In the second quarter of 1995, the Bank Insurance Fund (BIF) reached its statutory reserve ratio requirement of 1.25%. Consequently, the FDIC significantly reduced the assessment rates applicable to BIF members. This reduced Dauphin's deposit insurance expense by $2.0 million for the three months ended June 30, 1996 compared to 1995, and by $3.9 million for the six months of 1996 when compared to 1995. Dauphin's FDIC deposit insurance expense for the last six months of 1996 will continue at the same level as the first six months of 1996.

     All other non-interest expense items increased $.1 million or .9% in the three months ended June 30, 1996 and $1.4 million or 4.8% for the six months. The increase was primarily the result of increased expenses to reflect numerous strategic initiatives implemented. The other non-interest expense items that increased include costs associated with technological investments, snow removal, legal, and consulting fees.

     The broker/dealer segment had increased non-interest expense of $.2 million or 10.2% for the three month period and $1.0 million or 25.6% for the six month period when compared with 1995. The increased volume of business in 1996 generated additional revenues and, therefore, greater salary expense.

     The mortgage banking segment had increased non-interest expense of $4.1 million or 81.0% for the three months ended June 30, 1996 when compared with
the three months ended June 30, 1995.   For the six months of 1996, non-interest
expense increased $6.6 million or 67.3% when compared to the same period of 1995. The mortgage banking segment experienced significant volume increases in 1996, including large refinancing activities and additional branch locations, resulting in significantly higher salary expense.

PROVISION FOR INCOME TAXES

     Dauphin's effective tax rate was 25.9% for the three months ended June 30,
1996 and 1995.   The effective tax rate for the six months of 1996 was 26.5%
compared with 25.0% for the same period of 1995. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the six months of 1996 and 1995, Dauphin repurchased 292,000 shares for $8.3 million and 368,000 shares for $8.9 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital includes the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At June 30, 1996, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well-capitalized".

NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     SFAS 125 extends the "available-for-sale" or "trading" approach in Statement No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", to non-security financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Thus, non-security financial assets (no matter how acquired) that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS 125 also amends SFAS 115 to prevent a security from being classified as "held-to-maturity" if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

     SFAS 125 requires that a liability be derecognized if and only if either
(a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor.

     SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS 115 approach to certain non-security financial assets and the amendment to SFAS 115 is effective for financial assets held on or acquired after January 1, 1997. Currently, management has not determined the impact on Dauphin's financial condition or results of operations upon adoption of the provisions of SFAS 125.

TABLE 1 - Net Interest Income

                                                                    (Dollars in thousands)
                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     1996            1995            1996            1995
                                                 ------------    ------------    ------------    ------------
Total interest income                                 $97,685         $90,662        $190,898        $181,274
Total interest expense                                 52,728          47,719         101,485          94,071
                                                 ------------    ------------    ------------    ------------

Net interest income                                    44,957          42,943          89,413          87,203
Tax equivalent adjustment                               3,188           3,096           5,991           6,478
                                                 ------------    ------------    ------------    ------------

Net interest income (fully taxable equivalent)        $48,145         $46,039         $95,404         $93,681
                                                 ============    ============    ============    ============

TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                                                            (Dollars in thousands)
                                                       Three Months Ended                           Six Months Ended
                                                            June 30,                                    June 30,
                                                           1996/1995                                   1996/1995
                                          ----------------------------------------    ----------------------------------------
                                                 Change due to            Total              Change due to            Total
                                          --------------------------                  --------------------------
                                            Volume           Rate         Change        Volume           Rate         Change
                                          ----------      ----------    ----------    ----------      ----------    ----------
(Taxable equivalent)
Interest income
  Short-term investments                      ($174)            $16         ($158)        ($312)             $9         ($303)
  Investment securities                       6,359            (268)        6,091         8,609          (2,153)        6,456
  Assets held for sale                        1,602            (730)          872         1,992            (821)        1,171
  Loans                                       3,200          (2,890)          310         5,578          (3,765)        1,813
                                          ----------      ----------    ----------    ----------      ----------    ----------
    Total interest income                    10,987          (3,872)        7,115        15,867          (6,730)        9,137
                                          ----------      ----------    ----------    ----------      ----------    ----------
Interest expense
  Interest bearing deposits                   3,164          (1,414)        1,750         9,470          (1,313)        8,157
  Short-term borrowings                       4,439            (958)        3,481         2,200          (1,948)          252
  Long-term debt                               (376)            154          (222)       (1,589)            594          (995)
                                          ----------      ----------    ----------    ----------      ----------    ----------
    Total interest expense                    7,227          (2,218)        5,009        10,081          (2,667)        7,414
                                          ----------      ----------    ----------    ----------      ----------    ----------
Net interest income                          $3,760         ($1,654)       $2,106        $5,786         ($4,063)       $1,723
                                          ==========      ==========    ==========    ==========      ==========    ==========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3- Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis) (Dollars in thousands)

                                                                         Three Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                                 1996                                  1995
                                                -----------------------------------   -----------------------------------
                                                  Average                   Average     Average                   Average
                                                  Balance      Interest      Rate       Balance      Interest      Rate
                                                -----------  ------------  --------   -----------  ------------  --------
ASSETS
Short-term investments
Interest bearing deposits                            $2,587           $39     6.06%        $5,130           $65     5.08%
Federal funds sold and securities
 purchased under agreements to resell                 2,295            42      7.36        10,017           178      7.13
Other short-term investments                            407             4      3.96
                                                -----------  ------------             -----------  ------------
    Total short-term investments                      5,289            85      6.46        15,147           243      6.43
Investment securities                           -----------  ------------             -----------  ------------

U.S. government obligations                          58,519           923      6.34       214,789         3,019      5.64
U.S. government agencies                          1,592,919        26,283      6.60     1,095,687        18,102      6.61
State and municipals                                346,289         7,282      8.41       330,720         7,710      9.33
Other securities                                     88,891         1,735      7.82        77,304         1,301      6.73
                                                -----------  ------------             -----------  ------------
    Total investment securities                   2,086,618        36,223      6.95     1,718,500        30,132      7.02
                                                -----------  ------------             -----------  ------------
Assets held for sale                                148,302         2,471      6.67        71,072         1,599      9.00
                                                -----------  ------------             -----------  ------------
Loans (1)
  Commercial                                      1,008,542        20,816      8.30       966,579        21,648      8.98
  Commercial mortgage                               616,732        13,021      8.49       522,553        12,082      9.27
  Residential mortgages (2)                         715,202        14,834      8.32       797,220        16,194      8.14
  Consumer (3)                                      656,201        13,423      8.22       589,039        11,860      8.08
                                                -----------  ------------             -----------  ------------
    Total loans                                   2,996,677        62,094      8.33     2,875,391        61,784      8.62
                                                -----------  ------------             -----------  ------------
    Total earning assets                          5,236,886       100,873      7.73     4,680,110        93,758      8.03
                                                             ------------                          ------------
Other assets                                        313,096                               296,736
                                                -----------                           -----------
    Total assets                                 $5,549,982                   7.29%    $4,976,846                   7.55%
                                                ===========                ========   ===========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits           $1,338,983         7,075     2.13%    $1,421,308         8,694     2.45%
  Time deposits of $100,000 or more                 538,327         8,354      6.23       396,398         6,894      6.98
  Other time deposits                             1,615,376        23,893      5.95     1,478,946        21,984      5.96
                                                -----------  ------------             -----------  ------------
    Total interest bearing deposits               3,492,686        39,322      4.53     3,296,652        37,572      4.57
Short-term borrowings                               975,283        12,524      5.16       634,633         9,043      5.72
Long-term debt                                       40,141           882      8.79        54,491         1,104      8.11
                                                -----------  ------------             -----------  ------------
    Total interest bearing liabilities            4,508,110        52,728      4.70     3,985,776        47,719      4.80
                                                             ------------                          ------------

Non-interest bearing demand deposits                448,447                               427,834
Other liabilities                                    65,577                                51,616
Stockholders' equity                                527,848                               511,620
                                                -----------                           -----------
    Total liabilities and
     stockholders' equity                        $5,549,982                   3.82%    $4,976,846                   2.96%
                                                ===========                ========   ===========                ========
Interest rate spread                                                          3.03%                                 3.23%
Effect of non-interest bearing funds                                           0.65                                  0.71
                                                                           --------                              --------
Net interest income/margin                                        $48,145     3.68%                     $46,039     3.94%
                                                             ============  ========                ============  ========

                                                                          Six Months Ended June 30,
                                                -------------------------------------------------------------------------
                                                                 1996                                  1995
                                                -----------------------------------   -----------------------------------
                                                  Average                   Average     Average                   Average
                                                  Balance      Interest      Rate       Balance      Interest      Rate
                                                -----------  ------------  --------   -----------  ------------  --------
ASSETS
Short-term investments
Interest bearing deposits                            $4,357         $140      6.46%        $5,142          $173     6.78%
Federal funds sold and securities
 purchased under agreements to resell                 2,605           91       7.02        10,978           365      6.70
Other short-term investments                            203            4       3.96
                                                -----------  ------------             -----------  ------------
    Total short-term investments                      7,165           235      6.60        16,120           538      6.73
Investment securities                           -----------  ------------             -----------  ------------

U.S. government obligations                          69,714         2,236      6.45       224,113         6,297      5.67
U.S. government agencies                          1,523,637        49,666      6.52     1,093,724        36,608      6.69
State and municipals                                329,604        14,026      8.51       343,879        16,356      9.51
Other securities                                     74,509         2,656      7.14        84,363         2,867      6.80
                                                -----------  ------------             -----------  ------------
    Total investment securities                   1,997,464        68,584      6.87     1,746,079        62,128      7.12
                                                -----------  ------------             -----------  ------------
Assets held for sale                                124,314         4,129      6.65        72,876         2,958      8.13
                                                -----------  ------------             -----------  ------------
Loans (1)
  Commercial                                        996,502        41,530      8.37       946,666        41,896      8.92
  Commercial mortgage                               604,835        25,778      8.57       522,765        23,960      9.24
  Residential mortgages (2)                         715,789        29,653      8.31       809,149        32,641      8.10
  Consumer (3)                                      657,623        26,980      8.24       589,878        23,631      8.08
                                                -----------  ------------             -----------  ------------
    Total loans                                   2,974,749       123,941      8.37     2,868,458       122,128      8.58
                                                -----------  ------------             -----------  ------------
    Total earning assets                          5,103,692       196,889      7.74     4,703,533       187,752      8.02
                                                             ------------                          ------------
Other assets                                        308,305                               302,640
                                                -----------                           -----------
    Total assets                                 $5,411,997                   7.30%    $5,006,173                   7.54%
                                                ===========                ========   ===========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits           $1,350,048        14,367     2.14%    $1,451,930        17,511     2.43%
  Time deposits of $100,000 or more                 505,421        15,720      6.25       352,262        11,885      6.80
  Other time deposits                             1,596,410        47,526      5.99     1,384,992        40,060      5.83
                                                -----------  ------------             -----------  ------------
    Total interest bearing deposits               3,451,879        77,613      4.52     3,189,184        69,456      4.39
Short-term borrowings                               859,342        22,104      5.17       779,113        21,852      5.66
Long-term debt                                       40,295         1,768      8.78        73,093         2,763      7.58
                                                -----------  ------------             -----------  ------------
    Total interest bearing liabilities            4,351,516       101,485      4.69     4,041,390        94,071      4.69
                                                             ------------                          ------------

Non-interest bearing demand deposits                451,994                               420,914
Other liabilities                                    73,677                                48,615
Stockholders' equity                                534,810                               495,254
                                                -----------                           -----------
    Total liabilities and
     stockholders' equity                        $5,411,997                   3.77%    $5,006,173                   3.79%
                                                ===========                ========   ===========                ========
Interest rate spread                                                          3.05%                                 3.33%
Effect of non-interest bearing funds                                           0.69                                  0.66
                                                                           --------                              --------
Net interest income/margin                                        $95,404     3.74%                     $93,681     3.99%
                                                             ============  ========                ============  ========

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.

(1) Includes fees on loans. Average loan balances include non-accruing loans.

(2) Includes home equity loans.

(3) Loans outstanding net of unearned income.

        TABLE 4 - Interest Sensitivity Analysis

                                                                          (Dollars in thousands)
                                                                               June 30, 1996
                                                        ------------------------------------------------------------
                                                                       Interest Sensitivity Period
                                                        ------------------------------------------------------------
                                                            Month      Quarter    Six Months    Annual     5 Years
                                                        ------------  ---------  ------------  --------  -----------
        Earning assets:
        Short-term investments                                 $4,504      $4,504      $4,504      $4,504      $4,504
        Investment securities                                 410,415     461,390     520,407     645,807   1,369,662
        Assets held for sale                                  186,430     186,430     186,430     186,430     186,430
        Loans                                               1,141,089   1,334,469   1,601,433   1,994,718   2,923,064
                                                         ------------  ----------  ----------  ----------  ----------
                Total                                      $1,742,438  $1,986,793  $2,312,774  $2,831,459  $4,483,660
                                                         ============  ==========  ==========  ==========  ==========
        Interest bearing liabilities:
        Deposits                                           $1,075,511  $1,302,141  $1,508,735  $1,861,905  $2,523,630
        Short-term borrowings                               1,009,885   1,009,885   1,009,885   1,009,885   1,009,885
        Long-term debt                                              4          12      35,024      35,048      39,985
                                                         ------------  ----------  ----------  ----------  ----------
                Total                                      $2,085,400  $2,312,038  $2,553,644  $2,906,838  $3,573,500
                                                         ============  ==========  ==========  ==========  ==========

            Interest sensitivity gap                        ($342,962)  ($325,245)  ($240,870)   ($75,379)   $910,160
            Interest sensitive assets to interest
                 sensitive liabilities ratio                     0.84        0.86        0.91        0.97        1.25
            Interest sensitivity gap as a
                 percent of total assets                        (6.12)      (5.80)      (4.30)      (1.34)      16.24

        Regulatory presentation:
            Interest sensitivity gap                        ($830,154)  ($812,437)  ($728,062)  ($562,571)   $422,968
            Interest sensitive assets to interest
                 sensitive liabilities ratio                     0.68        0.71        0.76        0.83        1.10
            Interest sensitivity gap as a
                 percent of total assets                       (14.81)     (14.49)     (12.99)     (10.04)       7.55

     TABLE 5 - Analysis of Allowance for Loan Losses

                                                                               (Dollars in thousands)
                                                                  Three Months Ended          Six Months Ended
                                                                       June 30,                    June 30,
                                                              --------------------------- --------------------------
                                                                  1996          1995          1996         1995
                                                              ------------   ------------ ------------  ------------
     Balance, beginning of period                                  $41,980        $40,936      $41,737       $40,216
     Provision charged to operating expenses                         1,800          1,246        3,600         3,116
     Total loans charged off                                         2,246          1,897        4,483         4,090
     Total recoveries                                                1,135          1,065        1,815         2,108
                                                              ------------   ------------ ------------  ------------
     Net charge-offs                                                 1,111            832        2,668         1,982
                                                              ------------   ------------ ------------  ------------
     Balance, end of period                                        $42,669        $41,350      $42,669       $41,350
                                                              ============   ============ ============  ============

     Total loans:
         Average                                                $2,996,677     $2,875,391   $2,974,749    $2,868,458
         Period-end                                              3,020,509      2,904,652    3,020,509     2,904,652
     Ratios:
         Net charge-offs to average loans (annualized)               0.15%          0.12%        0.18%         0.14%
         Allowance for loan losses to period-end loans                1.41           1.42         1.41          1.42






     TABLE 6 - Non-Performing Assets

                                                                      (Dollars in thousands)
                                                                June 30,    December 31,    June 30,
                                                                  1996          1995          1995
                                                              ------------   ------------ ------------

     Non-accrual loans                                             $12,023         $7,031       $8,400
     Loans past due 90 or more days as to
            interest or principal                                    3,949          5,805        1,856
     Restructured loans                                              3,853          5,072        5,607
                                                              ------------   ------------ ------------
          Total non-performing loans                                19,825         17,908       15,863
     Other real estate owned                                         3,242          2,709        1,798
                                                              ------------   ------------ ------------
          Total non-performing assets                              $23,067        $20,617      $17,661
                                                              ============   ============ ============
     Ratios:
          Non-performing loans to total loans                         0.66%          0.60%       0.55%
          Non-performing assets to total loans and
            other real estate owned                                   0.76           0.69         0.61
          Allowance for loan losses to non-performing
            loans                                                   215.23         233.06       260.67

TABLE 7 - Non-Interest Income

                                                                         (Dollars in thousands)
                                              Three Months Ended June 30,                     Six Months Ended June 30,
                                                        1996/1995                                      1996/1995
                                      ---------------------------------------------   ---------------------------------------------
                                                   Increase (Decrease)                            Increase (Decrease)
                                                  ---------------------                          ---------------------
                                        1996       Amount         %         1995        1996       Amount         %         1995
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Banking:
 Fiduciary activities                   $4,674        $316         7.3 %    $4,358      $9,115        $366         4.2 %    $8,749
 Service charges on deposit accounts     3,344         544        19.4       2,800       6,302         836        15.3       5,466
 Other service charges and fees          3,695         598        19.3       3,097       6,556         730        12.5       5,826
 Securities gains, net                      14      (1,450)      (99.0)      1,464       1,086        (384)      (26.1)      1,470
 Other                                     891         294        49.2         597       1,581           1         0.1       1,580
                                      ---------   ---------               ---------   ---------   ---------               ---------
                                        12,618         302         2.5      12,316      24,640       1,549         6.7      23,091
Broker/dealer                            1,956         451        30.0       1,505       4,941       1,741        54.4       3,200
Mortgage banking                         8,350       3,113        59.4       5,237      15,514       6,622        74.5       8,892
Intercompany eliminations                 (422)        210                    (632)     (1,215)        379                  (1,594)
                                      ---------   ---------               ---------   ---------   ---------               ---------

      Total                            $22,502      $4,076        22.1 %   $18,426     $43,880     $10,291        30.6 %   $33,589
                                      =========   =========   =========   =========   =========   =========   =========   =========





TABLE 8 - Non-Interest Expense

                                                                         (Dollars in thousands)
                                              Three Months Ended June 30,                     Six Months Ended June 30,
                                                        1996/1995                                      1996/1995
                                      ---------------------------------------------   ---------------------------------------------
                                                   Increase (Decrease)                            Increase (Decrease)
                                                  ---------------------                          ---------------------
                                        1996       Amount         %         1995        1996       Amount         %         1995
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Banking:
   Salaries and employee benefits      $16,161      $1,598        11.0 %   $14,563     $32,448      $2,942        10.0 %   $29,506
   Net occupancy expense                 2,032         (22)       (1.1)      2,054       4,383         230         5.5       4,153
   Furniture and equipment expense       2,943         590        25.1       2,353       5,735         926        19.3       4,809
   Deposit insurance                                (1,957)     (100.0)      1,957           1      (3,914)     (100.0)      3,915
   Other                                10,932        (422)       (3.7)     11,354      21,611         299         1.4      21,312
                                      ---------   ---------               ---------   ---------   ---------               ---------
                                        32,068        (213)       (0.7)     32,281      64,178         483         0.8      63,695
Broker/dealer                            1,981         183        10.2       1,798       4,657         950        25.6       3,707
Mortgage banking                         9,077       4,061        81.0       5,016      16,385       6,592        67.3       9,793
Intercompany eliminations                 (550)        118                    (668)     (1,403)       (133)                 (1,270)
                                      ---------   ---------               ---------   ---------   ---------               ---------

           Total                       $42,576      $4,149        10.8 %   $38,427     $83,817      $7,892        10.4 %   $75,925
                                      =========   =========   =========   =========   =========   =========   =========   =========

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1996



Item 1.   Legal Proceedings

          Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $192.9 million at June 30, 1996. Dauphin's right to terminate the variable rate investment product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after commencement of trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. It currently is anticipated that the Appeal will seek an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand or directing decertification of the class. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable rate investment product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable rate investment product.

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1996


Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of Dauphin was held on April 15, 1996. At the Annual Meeting, the shareholders elected as directors of Dauphin the 19 nominees set forth in Dauphin's Proxy Statement dated as of March 8, 1996.

          The number of votes cast for or withheld in the election of directors is as follows:

Election of Directors:

                                       VOTES

         NAME                   FOR        WITHHELD
         ----                   ---        --------
  J. Edward Beck, Jr.          23,432,349   936,606
                               ----------   -------
  John R. Buchart              23,434,613   466,039
                               ----------   -------
  Robert L. Fryer, Jr.         23,408,046   492,606
                               ----------   -------
  James O. Green               23,385,299   515,353
                               ----------   -------
  Derek C. Hathaway            23,413,976   486,676
                               ----------   -------
  Alfred G. Hemmerich          23,381,676   518,976
                               ----------   -------
  Lee H. Javitch               23,412,882   487,770
                               ----------   -------
  Christopher R. Jennings      23,398,454   502,198
                               ----------   -------
  Richard E. Jordan, II        23,428,199   472,453
                               ----------   -------
  William J. King              23,405,199   495,453
                               ----------   -------
  William T. Kirchhoff         23,434,347   466,305
                               ----------   -------
  Lawrence J. LaMaina, Jr.     23,414,790   485,862
                               ----------   -------
  Andrew Maier, II             23,432,379   486,273
                               ----------   -------
  Robert F. Nation             23,411,352   489,300
                               ----------   -------
  Elmer E. Naugle              23,390,174   510,478
                               ----------   -------
  Walter F. Raab               23,236,292   664,360
                               ----------   -------
  Jean D. Seibert              23,427,146   473,506
                               ----------   -------
  R. Champlin Sheridan, Jr.    23,406,833   493,819
                               ----------   -------
  L. Andrew Zausner            23,429,881   470,771
                               ----------   -------


          The shareholders also approved an amendment to the Dauphin Deposit Corporation Employee Stock Purchase Plan increasing the number of shares of common stock which may be issued under the Plan by 1,660,000 shares by the following vote:

       FOR           AGAINST            ABSTAIN     BROKER NON-VOTES

   19,888,676       1,354,047           538,285         2,119,644
   ----------      ----------           -------         ---------

          The shareholders also approved the Dauphin Deposit Corporation 1996 Non-Employee Directors' Stock Plan by the following vote:

       FOR           AGAINST            ABSTAIN     BROKER NON-VOTES

   19,288,280       2,128,171           738,534         1,745,667
  ------------      ---------          ---------        ---------

                          PART II - OTHER INFORMATION
                          ---------------------------

                      For the Quarter Ended June 30, 1996


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                 11   Statement regarding Computation of Per Share Earnings.

                 15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996.

                 15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996.

                 27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996.

          (b)  Reports on Form 8-K

               There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dauphin Deposit Corporation
                                        ---------------------------
                                            (Registrant)


Date:  August 9, 1996                   /s/Christopher R. Jennings
- -------------------------               ----------------------------------
                                        Christopher R. Jennings
                                         Chairman of the Board and
                                         Chief Executive Officer


Date:  August 9, 1996                   /s/Dennis L. Dinger
- -------------------------               ----------------------------------
                                          Dennis L. Dinger, Senior Executive
                                          Vice President and Chief Fiscal
                                          and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                               Sequential
Number                                                               Page Number
- -------                                                              -----------



11        Statement regarding Computation of Per Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996


15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996


27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended June 30, 1996