Form 10-Q
period 1996-09-30
DAUPHIN DEPOSIT CORP
filed 1996-11-12
CIK 215619

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996       Commission File Number 0-8415
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
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                 Outstanding at October 31, 1996
--------------------------                    -------------------------------
Common Stock, $5 Par Value                            30,648,851 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                    For the Quarter Ended September 30, 1996


                                    Contents
                                    --------


PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 and 1995 and December 31, 1995

         Consolidated Statements of Income for the Three Month and Nine Month Periods Ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES
----------

                                    Part I
                                    ------
                   For the Quarter Ended September 30, 1996

Item 1. Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                      (Dollars in thousands)
                                                                        September 30,      December 31,      September 30,
                                                                            1996               1995              1995
                                                                         (Unaudited)        (Audited)         (Unaudited)
                                                                       ---------------    --------------    ---------------
ASSETS
Cash and due from banks                                                      $178,669          $218,785           $187,486
                                                                       ---------------    --------------    ---------------
Short-term investments
         Interest bearing deposits                                              2,195             8,523              6,521
         Federal funds sold (including term federal
              funds sold of $0, $0, and $50,000,
              respectively) and securities purchased
              under agreements to resell                                       27,300             3,050             55,650
         Other short-term investments                                             685                               75,102
                                                                       ---------------    --------------    ---------------
                Total short-term investments                                   30,180            11,573            137,273
                                                                       ---------------    --------------    ---------------

Investment securities available-for-sale, at fair value                     2,168,620         1,860,869          1,623,704

Assets held for sale, primarily loans held for sale                           210,858            87,782             88,266

Loans (net of unearned income)                                              3,236,742         2,981,338          2,939,677
Allowance for loan losses                                                     (43,449)          (41,737)           (41,671)
                                                                       ---------------    --------------    ---------------
                Total net loans                                             3,193,293         2,939,601          2,898,006
                                                                       ---------------    --------------    ---------------

Premises and equipment                                                         74,346            71,562             69,373
Other assets                                                                  115,311           107,177            100,585
                                                                       ---------------    --------------    ---------------
                Total assets                                               $5,971,277        $5,297,349         $5,104,693
                                                                       ===============    ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
         Non-interest bearing                                                $499,399          $518,004           $453,114
         Interest bearing                                                   3,579,645         3,431,532          3,380,642
                                                                       ---------------    --------------    ---------------
                Total deposits                                              4,079,044         3,949,536          3,833,756
Short-term borrowings                                                       1,208,815           678,161            622,642
Long-term debt                                                                 40,035            40,599             40,621
Accrued expenses and taxes                                                     93,722            82,450             76,729
                                                                       ---------------    --------------    ---------------
                Total liabilities                                           5,421,616         4,750,746          4,573,748
                                                                       ---------------    --------------    ---------------

Stockholders' equity
        Preferred stock, $25 par value; 10,000,000
                shares authorized but unissued
        Common stock, $5 par value; 200,000,000 shares
                authorized, 32,641,614 shares issued of
                which 2,035,699, 2,013,771, and 1,929,664
                shares are held as treasury stock,
                respectively                                                  163,208           163,208            163,208
        Additional paid-in capital                                             11,006            11,103             10,994
        Retained earning                                                      434,396           408,274            399,002
        Unrealized gains (losses) on securities
                available-for-sale, net of deferred taxes                      (7,662)           13,650              4,609
                                                                       ---------------    --------------    ---------------
                                                                              600,948           596,235            577,813
        Less: Treasury stock - at cost                                        (51,287)          (49,632)           (46,868)
                                                                       ---------------    --------------    ---------------
                Total stockholders' equity                                    549,661           546,603            530,945
                                                                       ---------------    --------------    ---------------
                Total liabilities and stockholders'
                       equity                                              $5,971,277        $5,297,349         $5,104,693
                                                                       ===============    ==============    ===============

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                       (Dollars in thousands, except per share data)
                                                                    Three Months                            Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                           -------------------------------         -------------------------------
                                                              1996                1995                1996                1995
                                                           -----------         -----------         -----------         -----------
Interest income
   Interest and fees on loans                                 $64,219             $62,195            $186,952            $183,128
   Interest and dividends on investment securities
      Taxable                                                  29,348              22,333              84,383              69,483
      Exempt from federal income taxes                          4,559               4,349              13,356              14,059
   Interest on deposits                                            25                  91                 165                 264
   Interest on assets held for sale                             3,541               1,118               7,639               4,061
   Interest on federal funds sold and other
      short-term investments                                      278                 186                 373                 551
                                                           -----------         -----------         -----------         -----------
Total interest income                                         101,970              90,272             292,868             271,546
                                                           -----------         -----------         -----------         -----------


Interest expense
   Interest on deposits
      Savings deposits                                          6,901               7,905              21,268              25,416
      Time deposits                                            24,357              24,040              71,883              64,100
      Time deposits in denominations of
           $100,000 or more                                     9,960               7,306              25,680              19,191
                                                           -----------         -----------         -----------         -----------
                                                               41,218              39,251             118,831             108,707
    Interest on short-term borrowings                          14,147               6,414              36,251              28,266
    Interest on long-term debt                                    880                 893               2,648               3,656
                                                           -----------         -----------         -----------         -----------
Total interest expense                                         56,245              46,558             157,730             140,629
                                                           -----------         -----------         -----------         -----------
Net interest income                                            45,725              43,714             135,138             130,917
Provision for loan losses                                       1,200               1,246               4,800               4,362
                                                           -----------         -----------         -----------         -----------
Net interest income after provision for loan losses            44,525              42,468             130,338             126,555
                                                           -----------         -----------         -----------         -----------

Non-interest income
   Fiduciary activities                                         4,700               4,060              13,815              12,809
   Service charges on deposit accounts                          3,247               2,671               9,549               8,137
   Other service charges and fees                               3,848               3,396              10,404               9,222
   Broker/dealer commissions and fees                           2,315               1,423               6,725               4,571
   Mortgage banking                                             8,331               4,764              23,161              12,114
   Securities gains, net                                           16                 624               1,102               2,094
   Other                                                        1,283               1,296               2,864               2,876
                                                           -----------         -----------         -----------         -----------
Total non-interest income                                      23,740              18,234              67,620              51,823
                                                           -----------         -----------         -----------         -----------

Non-interest expense
   Salaries and employee benefits                              23,548              21,361              70,065              59,823
   Net occupancy expense                                        2,707               2,089               7,992               7,056
   Furniture and equipment expense                              3,446               2,721               9,935               8,111
   Deposit insurance                                                1                (194)                  2               3,721
   Other                                                       14,262              11,589              39,787              34,780
                                                           -----------         -----------         -----------         -----------
Total non-interest expense                                     43,964              37,566             127,781             113,491
                                                           -----------         -----------         -----------         -----------
Income before income taxes                                     24,301              23,136              70,177              64,887
Provision for income taxes                                      6,354               6,261              18,524              16,716
                                                           -----------         -----------         -----------         -----------
Net income                                                    $17,947             $16,875             $51,653             $48,171
                                                           ===========         ===========         ===========         ===========
Net income per share                                            $0.58               $0.55               $1.68               $1.56
Cash dividends declared per share                               $0.28 1/2           $0.25               $0.83 1/2           $0.75
Weighted average number of shares outstanding              30,793,784          30,893,446          30,777,499          30,968,881

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                 (Dollars in thousands)
                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------------
                                                                                                 1996               1995
                                                                                             -------------       -----------
Operating activities
  Net income                                                                                     $51,653           $48,171
  Adjustments:
    Provision for loan losses                                                                      4,800             4,362
    Provision for depreciation, amortization and accretion                                         2,779             5,592
    Amortization of goodwill                                                                       1,392             1,218
    Deferred income taxes                                                                          1,531                52
    Securities gains, net                                                                         (1,102)           (2,094)
    (Increase) decrease in interest receivable                                                      (854)            3,104
    Increase in accrued expenses and taxes                                                        11,272            20,641
    Amortization of mortgage servicing rights                                                      1,152             1,252
    Gain on sale of loans held for sale                                                             (971)           (1,592)
    Sale of loans held for sale                                                                  934,160           503,063
    Loans originated for sale                                                                 (1,004,807)         (520,799)
    Purchase of mortgage loans held for sale                                                     (30,441)          (17,488)
    Other, net                                                                                    (7,899)           (3,135)
                                                                                             -------------       -----------
      Net cash provided (used) by operating activities                                           (37,335)           42,347
                                                                                             -------------       -----------
Investing activities
  Proceeds from sales of investment securities available-for-sale                                 94,360           196,163
  Proceeds from maturities of investment securities available-for-sale                           562,107           267,924
  Purchases of investment securities available-for-sale                                         (969,499)         (322,262)
  Net increase in assets held for sale, other than loans held for sale                           (21,017)           (5,228)
  Net increase in loans                                                                         (267,054)         (150,123)
  Sale of residential mortgage and other consumer loans                                                             39,507
  Net purchases of premises and equipment                                                         (9,512)           (7,918)
                                                                                             -------------       -----------
      Net cash provided (used) by investing activities                                          (610,615)           18,063
                                                                                             -------------       -----------
Financing activities
  Net increase in deposit accounts                                                               129,508           318,872
  Net increase (decrease) in short-term borrowings                                               530,654          (318,135)
  Decrease in long-term debt                                                                        (278)          (51,075)
  Issuance of common stock and treasury stock                                                      5,590             5,088
  Acquisition of treasury stock                                                                   (8,455)          (12,277)
  Cash dividends paid                                                                            (24,935)          (23,158)
                                                                                             -------------       -----------
      Net cash provided (used) by financing activities                                           632,084           (80,685)
                                                                                             -------------       -----------
      Decrease in cash and cash equivalents                                                      (15,866)          (20,275)
Cash and cash equivalents at beginning of period                                                 219,335           210,911
                                                                                             -------------       -----------
Cash and cash equivalents at end of period                                                      $203,469          $190,636
                                                                                             =============       ===========

Total interest paid                                                                             $154,288          $129,707
Total income taxes paid                                                                           17,804             9,947

Schedule of non-cash investing and financing activities:
     Loans charged off                                                                             6,745             6,193
     Net loan transfers to other real estate owned                                                 2,565               929
     Conversion of convertible subordinated debentures                                               286               258
     Securitization of mortgage loans                                                             16,033            36,991

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

  The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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


Note 2 - Investment Securities

  A summary of the amortized cost and fair value of investment securities at September 30, 1996, December 31, 1995 and September 30, 1995 is as follows:

                                                                               (Dollars in thousands)
                                                 September 30, 1996             December 31, 1995           September 30, 1995
                                               -----------------------     --------------------------    ------------------------
                                               Amortized       Fair         Amortized        Fair         Amortized       Fair
                                                  Cost         Value           Cost          Value           Cost         Value
                                               ----------   ----------     -----------    -----------    -----------    ---------
U.S. Treasury and other U.S.
  government agencies and corporations           $824,102     $813,212        $804,086     $810,363       $605,153       $607,544
Obligations of states and political
  subdivisions                                    335,742      344,072         287,697      302,702        301,689        312,417
Debt securities issued by foreign governments       1,250        1,250             800          800            900            897
Corporate securities                               23,907       24,005          22,736       23,087         48,102         48,367
Mortgage-backed securities                        940,238      930,854         705,279      704,612        641,496        635,210
                                               ----------   ----------      ----------   ----------     ----------     ----------
  Total debt securities                         2,125,239    2,113,393       1,820,598    1,841,564      1,597,340      1,604,435
Equity securities                                  55,169       55,227          19,272       19,305         19,272         19,269
                                               ----------   ----------      ----------   ----------     ----------     ----------
  Total investment securities                  $2,180,408   $2,168,620      $1,839,870   $1,860,869     $1,616,612     $1,623,704
                                               ==========   ==========      ==========   ==========     ==========     ==========

Note 3 - Income Taxes

     Income tax expense includes a provision for deferred taxes which are related to income and expense items being recognized in one accounting period for financial reporting purposes and another period for income tax reporting purposes.
     A reconciliation between the effective income tax rate and the statutory rate follows:

                                                    Percentage of pre-tax income
                                       --------------------------------------------------------
                                            Three months                     Nine months
                                         ended September 30,             ended September 30,
                                       ------------------------        ------------------------
                                         1996            1995            1996            1995
                                         ----            ----            ----            ----
Statutory federal income tax rate        35.0%           35.0%           35.0%           35.0%
Tax exempt income                        (8.8)           (8.3)           (8.6)           (9.4)
Other, net                               (0.1)            0.4                             0.2
                                       --------        --------        --------        --------

Effective income tax rate                26.1%           27.1%           26.4%           25.8%
                                       ========        ========        ========        ========


Note 4 - Commitments and Contingent Liabilities

     In the normal course of business, there are commitments and contingent liabilities which are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit and letters of credit. Dauphin does not anticipate any material losses as a result of the commitments. The contingent liability at September 30, 1996 represented by letters of credit issued to customers amounted to approximately $246.1 million.


Note 5 - Litigation

     Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgement from the Court specifically permitting Dauphin to discontinue an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $195.4 million at September 30, 1996. Dauphin's right to terminate the variable rate investment product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. It currently is anticipated that the Appeal will seek an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand or, directing decertification of the class. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable rate investment product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable rate investment product.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This section presents management's discussion and analysis of the consolidated financial condition and results of operations of Dauphin Deposit Corporation and subsidiaries (Dauphin), including Dauphin Deposit Bank and Trust Company (Bank), which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. The other primary subsidiaries include Hopper Soliday & Co., Inc. (Hopper Soliday), a broker/dealer, and Eastern Mortgage Services, Inc. (Eastern Mortgage), a mortgage banking company. This discussion and analysis should be read in conjunction with the consolidated financial statements which appear elsewhere in this report.

SUMMARY

     Dauphin recorded net income for the three months ended September 30, 1996 of $17.9 million compared with $16.9 million recorded for the same period of 1995. Net income per share for the three months ended September 30, 1996 was $.58 compared with $.55 for the same period in 1995, an increase of 5.5%. Net income for the nine months ended September 30, 1996 amounted to $51.7 million compared with $48.2 million recorded for the same period of 1995. Net income per share for the nine months ended September 30, 1996 was $1.68 compared with $1.56 for the same period of 1995, an increase of 7.7%.

     Dauphin's return on average total assets was 1.24% for the three months ended September 30, 1996 compared with 1.36% for the three months ended September 30, 1995. For the nine months of 1996, the return on average assets was 1.25% compared with 1.29% for the same period of 1995. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 13.07% for the three months ended September 30, 1996 compared with 12.90% for the same period of 1995. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 12.83% for the nine months of 1996 compared with 12.49% for the same period of 1995. Return on average stockholders' equity, including the SFAS 115 adjustment, was 13.37% for the three months ended September 30, 1996 compared with 12.84% for the same period of 1995. Return on average stockholders' equity, including the SFAS 115 adjustment, amounted to 12.91% for the nine months of 1996 compared with 12.78% for the nine months of 1995.

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

     Table 1 presents the net interest income on a fully taxable equivalent basis for the three months and nine months ended September 30, 1996 and 1995. Net interest income on a fully taxable equivalent basis totaled $49.0 million for the three months ended September 30, 1996, an increase of $2.3 million or 4.9% from $46.7 million for the same period of 1995. For the nine months of 1996, net interest income amounted to $144.4 million, an increase of $4.0 million or 2.9% from $140.4 million for 1995.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. Table 3 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities.

     During the three months ended September 30, 1996 compared with the three months ended September 30, 1995, as shown in Table 2, there was an increase in net interest income of $4.5 million due to changes in volume and a decrease of $2.2 million due to changes in rates. During the nine months ended September 30, 1996 compared with the same period of 1995, there was an increase of $8.4 million due to changes in volume and a decrease of $4.4 million due to changes in rates.

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

     Average earning assets were $5.5 billion for the three months ended September 30, 1996 and $4.6 billion for the three months ended September 30, 1995. For the nine months of 1996, average earning assets were $5.2 billion compared with $4.7 billion for the nine months of 1995. The interest rate spread for the three months ended September 30, 1996 was 2.92% compared with 3.29% for the three months ended September 30, 1995. The net interest margin amounted to 3.59% for the three months ended September 30, 1996 compared with 4.03% for the same period of 1995. For the nine months, the interest rate spread decreased to 3.00% from 3.32% while the net interest margin decreased to 3.69% from 4.00%.

     Interest rates during 1996 were lower than the rates experienced in 1995, although rates recently have been trending upward. The average prime rate was 8.25% for the three months and 8.28% for the nine months ended September 30, 1996 compared with 8.77% and 8.86% for the same periods of 1995. The average federal funds rate decreased to 5.31% for the three months ended September 30, 1996 compared with 5.80% in 1995. For the nine months of 1996, the average federal funds rate was 5.31% compared with 5.87% for 1995. During the three months ended September 30, 1996 compared with the same period of 1995, the average yield on earning assets decreased 33 basis points while the average cost of interest bearing liabilities increased 4 basis points resulting in a decrease in the interest rate spread of 37 basis points. For the nine months of 1996 compared with 1995, the yield on earning assets decreased 31 basis points while the average cost of interest bearing liabilities increased 1 basis point, resulting in a decrease in the interest rate spread of 32 basis points. The yield on the investment securities portfolio decreased 4 basis points for the three months ended September 30, 1996 and 22 basis points for the nine months ended September 30, 1996 compared to the same periods of 1995, primarily due to the reinvestment of maturities at lower rates. Average loans, which represent the highest yielding earning assets, increased $257.1 million or 8.9% for the three months ended September 30, 1996 compared with the three months ended September 30, 1995. For the nine months of 1996, the increase was $156.9 million or 5.5% compared with the same period of 1995 as stronger marketing efforts were used to increase loans in 1996. The lower rates in 1996, with new loans issued at the then current market levels, were the primary reason for the 41 basis point decrease for the three months and the 27 basis point decrease for the nine months in the overall average loan yield. The cost of interest bearing deposits was unchanged for the three months ended September 30, 1996 compared with 1995. For the nine months of 1996, the cost of interest bearing deposits increased 9 basis points compared with 1995. The primary reason for the increase in the cost of interest bearing deposits was due to the change in the mix of these deposits as depositors shifted to longer term certificates of deposit, moving from shorter term instruments throughout 1995 as rates increased. The decrease in the cost of short-term borrowings for the three month period (24 basis points) and the nine month period (42 basis points) was caused primarily by the fall in the federal funds rate. The interest rate spread decreased 37 basis points for the three months, and a decrease in the value of non-interest bearing funds resulted in a net 44 basis point decline in the net interest margin. For the nine months, the interest rate spread decreased 32 basis points, which was partially offset by an increase in the value of non-interest bearing funds, resulting in a 31 basis point decline in the net interest margin.

     Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in 18 month variable interest rate products with a minimum interest rate of 10% for the 18 month term as discussed in Note 5 to the consolidated financial statements and in Part II,
Item 1 - Legal Proceedings. If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have been decreased by 20 basis points for the three months ended September 30, 1996 compared with a decrease of 22 basis points for the three months ended September 30, 1995 and a decrease of 20 basis points for the nine months ended September 30, 1996 compared with a decrease of 21 basis points for the nine months ended September 30, 1995.

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

     Table 4 presents an interest sensitivity analysis of Dauphin's assets and liabilities at September 30, 1996 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as statement and passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 4 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 4 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at September 30, 1996 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income as indicated on Table 3. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.2 million for the three months ended September 30, 1996 and the three months ended September 30, 1995. The provision for the nine months of 1996 was $4.8 million compared with $4.4 million for 1995. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 5 reflects an analysis of the allowance for loan losses for the three months and nine months ended September 30, 1996 and 1995.

NON-PERFORMING ASSETS

     Table 6 reflects Dauphin's non-performing assets at September 30, 1996, December 31, 1995 and September 30, 1995. Dauphin's policy is to discontinue the accrual of interest on commercial loans on which principal or interest is past due 90 days or more and on commercial mortgages on which principal or interest is past due 120 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Dauphin continues to experience net charge-offs on consumer loan products at a level below the national peer group averages. Other real estate owned represents property acquired through foreclosure.

NON-INTEREST INCOME

     Table 7 reflects the non-interest income increase of $5.5 million or 30.2% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Exclusive of securities gains, the increase was $6.1 million or 34.7%. Non-interest income increased $15.8 million or 30.5% for the nine months of 1996 compared with the same period of 1995. Exclusive of securities gains, the increase for the nine months was $16.8 million or 33.8%. In the banking segment of Dauphin, non-interest income increased $1.0 million or 8.7% for the three months and $2.6 million or 7.4% for the nine months of 1996 compared with the same period of 1995. Total service charges and fees increased $1.0 million or 16.9% for the three months and $2.6 million or 14.9% for the nine months of 1996 compared with the same period of 1995. Certain service charges on deposits were increased during the first nine months of 1996. Management continuously monitors the fee structure and makes changes where appropriate.

     The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income increased $ .9 million or 58.6% for the three month period and $2.6 million or 55.7% for the nine months. These increases were due to additional volume of business in 1996, due primarily to a more favorable interest rate environment.

     The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $3.1 million or 54.7% in the three months ended September 30, 1996 and increased $9.7 million or 66.9% in the nine months of 1996 compared with the same periods of 1995. The mortgage closings in 1996 were 86% greater than the volume of 1995, due to refinancing activities and an expanded branch network.

NON-INTEREST EXPENSE

     Table 8 reflects that non-interest expense amounted to $44.0 million for the three months ended September 30, 1996 and $37.6 for the three months ended September 30, 1995, an increase of $6.4 million or 17.0%. For the nine months of 1996 non-interest expense was $127.8 million compared to $113.5 million for the same period of 1995, an increase of $14.3 million or 12.6%.

     Dauphin's banking segment non-interest expense increased $3.0 million or 9.6% for the three months ended September 30, 1996 compared with the three months ended September 30, 1995. For the first nine months of 1996, non-interest expense increased $3.4 million or 3.6%. Salaries and employee benefits increased 4.0% for the three month period and 7.9% for the nine month period. Full-time equivalent employees increased 9.8% to 2,209 at September 30, 1996 compared with 2,012 at September 30, 1995. Salaries expense, excluding benefits expense, increased 1.5% for the three month period and 4.8% for the nine month period of 1996 compared with the same period of 1995.

     On June 1, 1995, the Bank Insurance Fund (BIF) reached its statutory reserve ratio requirement of 1.25%. Consequently, in the third quarter of 1995, Dauphin received a $2.2 million refund of FDIC insurance premium, reflecting the change in assessment rate. Dauphin's deposit insurance expense increased by $.2 million for the three months ended September 30, 1996 compared to 1995 due to the 1995 refund, and decreased by $3.7 million for the nine months of 1996 when compared to 1995. Dauphin's FDIC deposit insurance expense for the last three months of 1996 will continue at the same level as the first nine months of 1996. From January 1, 1997 until December 31, 1999, Dauphin will be impacted by the new law, Deposit Insurance Fund Act of 1996 (DIFA), signed September 30, 1996. This law requires BIF members to pay, in addition to their deposit insurance, an assessment to fund the Financial Corp. (FICO) bond payments. However, management does not expect that the DIFA assessment will have a material impact on the financial results of Dauphin.

     All other non-interest expense items increased $2.1 million or 14.3% in the three months ended September 30, 1996 and $3.6 million or 7.9% for the nine months of 1996 compared with the same period of 1995. The increase was primarily the result of increased expenses to reflect numerous strategic initiatives implemented. The increase in other non-interest expenses primarily include costs associated with technological investments, branch maintenance, legal, and consulting fees.

     The broker/dealer segment had increased non-interest expense of $.3 million or 15.1% for the three month period and $1.3 million or 21.9% for the nine month period when compared with 1995. The increased volume of business in 1996 generated additional revenues and, therefore, greater salary expense.

     The mortgage banking segment had increased non-interest expense of $2.7 million or 47.0% for the three months ended September 30, 1996 when compared with the three months ended September 30, 1995. For the nine months of 1996, non-interest expense increased $9.3 million or 59.9% when compared to the same period of 1995. The mortgage banking segment experienced significant volume increases in 1996, including large refinancing activities and additional branch locations, resulting in significantly higher salary expense.

PROVISION FOR INCOME TAXES

     Dauphin's effective tax rate was 26.1% for the three months ended September 30, 1996 compared with 27.1% for the three months ended September 30, 1995.
The effective tax rate for the nine months of 1996 was 26.4% compared with 25.8% for the same period of 1995. For a reconciliation of reported income tax expense to the amount computed by applying the federal statutory rate to income before income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the nine months of 1996 and 1995, Dauphin repurchased 297,000 shares for $8.5 million and 505,000 shares for $12.3 million, respectively.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital includes the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At September 30, 1996, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well-capitalized".

TABLE 1 - Net Interest Income


                                                                         (Dollars in thousands)
                                                             Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
                                                         ------------------------    --------------------------
                                                            1996          1995          1996           1995
                                                         -----------    ---------    -----------    -----------

Total interest income                                     $101,970       $90,272       $292,868      $271,546
Total interest expense                                      56,245        46,558        157,730       140,629
                                                         -----------    ---------    -----------    -----------


Net interest income                                         45,725        43,714        135,138       130,917
Tax equivalent adjustment                                    3,302         3,002          9,293         9,480
                                                         -----------    ---------    -----------    -----------


 Net interest income (fully taxable equivalent)            $49,027       $46,716       $144,431      $140,397
                                                         ===========    =========    ===========    ===========


TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income


                                                                          (Dollars in thousands)
                                                   Three Months Ended                           Nine Months Ended
                                                     September 30,                                September 30,
                                                       1996/1995                                     1996/1995
                                        -----------------------------------------    -----------------------------------------
                                             Change due to                Total            Change due to                Total
                                        ---------------------------                  --------------------------
                                         Volume             Rate         Change        Volume          Rate            Change
                                        --------         -----------    ---------    -----------    -----------       --------
(Taxable equivalent)
Interest income
  Short-term investments                   $100               ($90)          $10          ($201)         ($76)          ($277)
  Investment securities                   8,021               (245)        7,776         16,353        (2,575)         13,778
  Assets held for sale                    2,036                (63)        1,973          3,720          (122)          3,598
  Loans                                   5,799             (3,560)        2,239         10,735        (6,699)          4,036
                                        --------         -----------    ---------    -----------    -----------       --------
    Total interest income                15,956             (3,958)       11,998         30,607        (9,472)         21,135
                                        --------         -----------    ---------    -----------    -----------       --------
Interest expense
  Interest bearing deposits               3,390             (1,423)        1,967         13,421        (3,297)         10,124
  Short-term borrowings                   8,032               (299)        7,733         10,237        (2,252)          7,985
  Long-term debt                            (14)                 1           (13)        (1,499)          491          (1,008)
                                        --------         -----------    ---------    -----------    -----------       --------
    Total interest expense               11,408             (1,721)        9,687         22,159        (5,058)         17,101
                                        --------         -----------    ---------    -----------    -----------       --------
Net interest income                      $4,548            ($2,237)       $2,311         $8,448       ($4,414)         $4,034
                                        ========         ===========    =========    ===========    ===========       ========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

TABLE 3 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis) (Dollars in thousands)

                                                                          Three Months Ended September 30,
                                                          --------------------------------------------------------------
                                                                        1996                           1995
                                                          -------------------------------   ----------------------------

                                                            Average               Average    Average             Average
                                                            Balance     Interest   Rate      Balance   Interest   Rate
                                                           ----------   --------- -------   ---------  --------  -------
ASSETS
Short-term investments
 Interest bearing deposits                                     $1,857        $25     5.36%     $7,805     $107    5.44%
 Federal funds sold and securities
   purchased under agreements to resell                        18,517        269     5.78       6,436      159    9.80
 Other short-term investments                                     685          9     5.21       1,627       27    6.59
                                                           ----------   ---------           ---------  --------
    Total short-term investments                               21,059        303     5.72      15,868      293    7.33
                                                           ----------   ---------           ---------  --------
Investment securities
 U.S. government obligations                                   48,913        790     6.43     178,928    2,579    5.72
 U.S. government agencies                                   1,618,317     26,948     6.66   1,057,521   17,401    6.58
 State and municipals                                         344,283      7,138     8.29     321,929    7,367    9.15
 Other securities                                              80,085      1,508     7.51      74,160    1,261    6.80
                                                           ----------   ---------           ---------  --------
    Total investment securities                             2,091,598     36,384     6.96   1,632,538   28,608    7.00
                                                           ----------   ---------           ---------  --------
Assets held for sale                                          194,080      3,553     7.32      84,363    1,580    7.49
                                                           ----------   ---------           ---------  --------
Loans (1)
  Commercial                                                1,136,916     23,294     8.15     969,039   21,550    8.82
  Commercial mortgages                                        628,990     13,499     8.54     547,673   12,496    9.05
  Residential mortgages (2)                                   729,526     15,035     8.22     760,795   16,101    8.43
  Consumer (3)                                                652,354     13,204     8.06     613,193   12,646    8.20
                                                           ----------   ---------           ---------  --------
    Total loans                                             3,147,786     65,032     8.22   2,890,700   62,793    8.63
                                                           ----------   ---------           ---------  --------
    Total earning assets                                    5,454,523    105,272     7.70   4,623,469   93,274    8.03
                                                                       ----------                     ---------
Other assets                                                  288,609                         296,486
    Total assets                                           ----------                      ----------
                                                           $5,743,132                7.31% $4,919,955             7.55%
                                                          ===========               ====== ==========            ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits                     $1,296,429      6,901     2.12% $1,389,604    7,905    2.26%
  Time deposits of $100,000 or more                           634,714      9,960     6.25     421,797    7,306    6.87
  Other time deposits                                       1,635,374     24,357     5.93   1,575,621   24,040    6.05
                                                           ----------   ---------           ---------  --------
    Total interest bearing deposits                         3,566,517     41,218     4.60   3,387,022   39,251    4.60
Short-term borrowings                                       1,078,167     14,147     5.22     465,715    6,414    5.46
Long-term debt                                                 40,071        880     8.78      40,702      893    8.77
                                                           ----------   ---------           ---------  --------
    Total interest bearing liabilities                      4,684,755     56,245     4.78   3,893,439   46,558    4.74
                                                                       ----------                     ---------
Non-interest bearing demand deposits                          462,566                         441,889
Other liabilities                                              61,993                          63,025
Stockholders' equity                                          533,818                         521,602
                                                           ----------                       ---------
    Total liabilities and
        stockholders' equity                               $5,743,132                3.90% $4,919,955             3.75%
                                                          ===========               ====== ==========            ======
Interest rate spread                                                                 2.92%                        3.29%
Effect of non-interest bearing funds                                                 0.67                         0.74
                                                                                   -------                      -------
Net interest income/margin                                               $49,027     3.59%             $46,716    4.03%
                                                                       =========   =======              =======  =======
                                                                          Nine Months Ended September 30,
                                                          --------------------------------------------------------------
                                                                        1996                           1995
                                                          -------------------------------   ----------------------------

                                                            Average               Average    Average             Average
                                                            Balance     Interest   Rate      Balance   Interest   Rate
                                                           ----------   --------- -------   ---------  --------  -------
ASSETS
Short-term investments
 Interest bearing deposits                                     $3,521       $165     6.26%     $6,039     $264    5.84%
 Federal funds sold and securities
   purchased under agreements to resell                         7,948        360     6.05       9,448      524    7.42
 Other short-term investments                                     365         13     4.76         548       27    6.59
                                                           ----------   ---------           ---------  --------
    Total short-term investments                               11,834        538     6.07      16,035      815    6.80
                                                           ----------   ---------           ---------  --------
Investment securities
 U.S. government obligations                                   62,730      3,026     6.44     208,886    8,876    5.68
 U.S. government agencies                                   1,555,426     76,614     6.57   1,081,523   54,463    6.71
 State and municipals                                         334,534     21,164     8.44     336,482   23,723    9.40
 Other securities                                              76,373      4,164     7.27      80,924    4,128    6.80
                                                           ----------   ---------           ---------  --------
    Total investment securities                             2,029,063    104,968     6.90   1,707,815   91,190    7.12
                                                           ----------   ---------           ---------  --------
Assets held for sale                                          147,738      7,682     6.93      76,748    4,084    7.10
                                                           ----------   ---------           ---------  --------
Loans (1)
  Commercial                                                1,043,648     64,824     8.29     953,705   63,446    8.89
  Commercial mortgages                                        612,945     39,277     8.56     531,545   36,456    9.17
  Residential mortgages (2)                                   720,402     44,688     8.28     792,856   48,758    8.21
  Consumer (3)                                                655,854     40,184     8.18     597,848   36,277    8.11
                                                           ----------   ---------           ---------  --------
    Total loans                                             3,032,849    188,973     8.32   2,875,954  184,937    8.59
                                                           ----------   ---------           ---------  --------
    Total earning assets                                    5,221,484    302,161     7.72   4,676,552  281,026    8.03
                                                                        ---------                      --------
Other assets                                                  301,693                         300,564
                                                           ----------                       ---------
    Total assets                                           $5,523,177                7.30% $4,977,116             7.54%
                                                           ==========                ===== ==========             =====
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
  Demand deposits and savings deposits                     $1,332,045     21,268     2.13% $1,430,926   25,416    2.37%
  Time deposits of $100,000 or more                           548,797     25,680     6.25     375,689   19,191    6.83
  Other time deposits                                       1,609,529     71,883     5.97   1,449,240   64,100    5.91
                                                           ----------   ---------           ---------  --------
    Total interest bearing deposits                         3,490,371    118,831     4.55   3,255,855  108,707    4.46
Short-term borrowings                                         932,817     36,251     5.19     673,500   28,266    5.61
Long-term debt                                                 40,219      2,648     8.78      62,177    3,656    7.85
                                                           ----------   ---------           ---------  --------
    Total interest bearing liabilities                      4,463,407    157,730     4.72   3,991,532  140,629    4.71
                                                                        ---------                      --------
Non-interest bearing demand deposits                          455,544                         427,983
Other liabilities                                              69,749                          53,468
Stockholders' equity                                          534,477                         504,133
                                                           ----------                       ---------
    Total liabilities and
        stockholders' equity                               $5,523,177                3.81% $4,977,116             3.78%
                                                           ==========                ===== ==========             =====
Interest rate spread                                                                 3.00%                        3.32%
Effect of non-interest bearing funds                                                 0.69                         0.68
                                                                                     -----                        -----
Net interest income/margin                                              $144,431     3.69%            $140,397    4.00%
                                                                        =========    =====            =========   =====

The tax-equivalent adjustment was computed based on federal income tax rate of 35% for all periods presented.
(1) Includes fees on loans.  Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.

TABLE 4 - Interest Sensitivity Analysis

                                                                           (Dollars in thousands)
                                                                             September 30, 1996
                                       ---------------------------------------------------------------------------------------------
                                                                        Interest Sensitivity Period
                                       ---------------------------------------------------------------------------------------------
                                           Month              Quarter           Six Months            Annual              5 Years
                                       -------------       -------------       -------------       -------------       -------------
Earning assets:
Short-term investments                      $30,180             $30,180             $30,180             $30,180             $30,180
Investment securities                       405,693             453,966             514,561             655,866           1,494,383
Assets held for sale                        210,858             210,858             210,858             210,858             210,858
Loans                                     1,155,724           1,508,363           1,742,756           2,153,680           3,111,684
                                       -------------       -------------       -------------       -------------       -------------
    Total                                $1,802,455          $2,203,367          $2,498,355          $3,050,584          $4,847,105
                                       =============       =============       =============       =============       =============
Interest bearing liabilities:
Deposits                                   $963,499          $1,280,637          $1,576,782          $1,955,590          $2,664,118
Short-term borrowings                     1,208,815           1,208,815           1,208,815           1,208,815           1,208,815
Long-term debt                                    4              35,012              35,024              35,048              39,909
                                       -------------       -------------       -------------       -------------       -------------
    Total                                $2,172,318          $2,524,464          $2,820,621          $3,199,453          $3,912,842
                                       =============       =============       =============       =============       =============

  Interest sensitivity gap                ($369,863)          ($321,097)          ($322,266)          ($148,869)           $934,263
  Interest sensitive assets to
    interest sensitive
    liabilities ratio                          0.83                0.87                0.89                0.95                1.24
  Interest sensitivity gap as
    a percent of total assets                 (6.19)              (5.38)              (5.40)              (2.49)              15.65

Regulatory presentation:
  Interest sensitivity gap                ($833,049)          ($784,283)          ($785,452)          ($612,055)           $471,077
  Interest sensitive assets to
    interest sensitive
    liabilities ratio                          0.68                0.74                0.76                0.83                1.11
  Interest sensitivity gap as
    a percent of total assets                (13.95)             (13.13)             (13.15)             (10.25)               7.89

TABLE 5 - Analysis of Allowance for Loan Losses

                                                                               (Dollars in thousands)
                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                           ----------------------------    ----------------------------
                                                               1996           1995             1996            1995
                                                           -------------   ------------    -------------   ------------
Balance, beginning of period                                   $42,669         $41,350         $41,737         $40,216
Provision charged to operating expenses                          1,200           1,246           4,800           4,362
Total loans charged off                                          2,262           2,103           6,745           6,193
Total recoveries                                                 1,842           1,178           3,657           3,286
                                                           -------------   ------------    -------------   ------------
Net charge-offs                                                    420             925           3,088           2,907
                                                           -------------   ------------    -------------   ------------
Balance, end of period                                         $43,449         $41,671         $43,449         $41,671
                                                           =============   ============    =============   ============

Total loans:
  Average                                                   $3,147,786      $2,890,700      $3,032,849      $2,875,954
  Period-end                                                 3,236,742       2,939,677       3,236,742       2,939,677
Ratios:
  Net charge-offs to average loans (annualized)                  0.05%           0.13%           0.14%           0.14%
  Allowance for loan losses to period-end loans                   1.34            1.42            1.34            1.42


TABLE 6 - Non-Performing Assets

                                                                     (Dollars in thousands)
                                                       September 30,   December 31,   September 30,
                                                           1996            1995           1995
                                                       -------------   ------------   -------------
Non-accrual loans                                            $8,360          $7,031         $9,415
Loans past due 90 or more days as to
   interest or principal                                      4,807           5,805          5,915
Restructured loans                                            4,029           5,072          5,436
                                                       -------------   ------------   -------------
  Total non-performing loans                                 17,196          17,908         20,766
Other real estate owned                                       2,636           2,709          1,600
                                                       -------------   ------------   -------------
  Total non-performing assets                               $19,832         $20,617        $22,366
                                                       =============   ============   =============
Ratios:
  Non-performing loans to total loans                          0.53%           0.60%          0.71%
  Non-performing assets to total loans and
    other real estate owned                                    0.61            0.69           0.76
  Allowance for loan losses to non-performing
    loans                                                    252.67          233.06         200.67


TABLE 7 - Non-Interest Income

                                                                          (Dollars in thousands)
                                                Three Months Ended September 30,              Nine Months Ended September 30,
                                                          1996/1995                                     1996/1995
                                               ------------------------------------        -------------------------------------
                                                       Increase (Decrease)                          Increase (Decrease)
                                                       -------------------                          -------------------
                                                 1996      Amount     %       1995           1996    Amount     %         1995
                                               -------     ------   -----   -------        -------  --------  -----      -------
Banking:
 Fiduciary activities                           $4,700      $640    15.8 %   $4,060        $13,815   $1,006     7.9 %    $12,809
 Service charges on deposit accounts             3,247       576    21.6      2,671          9,549    1,412    17.4        8,137
 Other service charges and fees                  3,848       452    13.3      3,396         10,404    1,182    12.8        9,222
 Securities gains, net                              16      (608)  (97.4)       624          1,102     (992)  (47.4)       2,094
 Other                                           1,283       (13)   (1.0)     1,296          2,864      (12)   (0.4)       2,876
                                               -------    ------            -------        -------  -------              -------
                                                13,094     1,047     8.7     12,047         37,734    2,596     7.4       35,138
Broker/dealer                                    2,396       885    58.6      1,511          7,337    2,626    55.7        4,711
Mortgage banking                                 8,646     3,058    54.7      5,588         24,160    9,680    66.9       14,480
Intercompany eliminations                         (396)      516               (912)        (1,611)     895               (2,506)
                                               -------    ------            -------        -------  -------              -------
             Total                             $23,740    $5,506    30.2 %  $18,234        $67,620  $15,797    30.5 %    $51,823
                                               =======    ======   =====    =======        =======  =======   =====      =======


TABLE 8 - Non-Interest Expense

                                                                          (Dollars in thousands)
                                                  Three Months Ended September 30,            Nine Months Ended September 30,
                                                            1996/1995                                   1996/1995
                                                -----------------------------------       --------------------------------------
                                                       Increase (Decrease)                          Increase (Decrease)
                                                       -------------------                          -------------------
                                                 1996      Amount     %      1995           1996     Amount     %         1995
                                               -------     ------  -----    -------       --------  --------  -----     --------
Banking:
 Salaries and employee benefits                $16,783      $642     4.0 %  $16,141        $49,231   $3,584     7.9 %    $45,647
 Net occupancy expense                           2,158       462    27.2      1,696          6,541      692    11.8        5,849
 Furniture and equipment expense                 3,006       597    24.8      2,409          8,741    1,523    21.1        7,218
 Deposit insurance                                   1       195  (100.5)      (194)             2   (3,719)  (99.9)       3,721
 Other                                          11,895     1,069     9.9     10,826         33,506    1,368     4.3       32,138
                                               -------    ------            -------       --------  -------             --------
                                                33,843     2,965     9.6     30,878         98,021    3,448     3.6       94,573
Broker/dealer                                    2,355       309    15.1      2,046          7,012    1,259    21.9        5,753
Mortgage banking                                 8,322     2,659    47.0      5,663         24,707    9,251    59.9       15,456
Intercompany eliminations                         (556)      465             (1,021)        (1,959)     332               (2,291)
                                               -------    ------            -------       --------  -------             --------
                  Total                        $43,964    $6,398    17.0 %  $37,566       $127,781  $14,290    12.6 %   $113,491
                                               =======    ======   =====    =======       ========  =======   =====     ========


                          PART II - OTHER INFORMATION
                          ---------------------------

                    For the Quarter Ended September 30, 1996



Item 1. Legal Proceedings

  Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue an 18 month variable rate investment product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $195.4 million at September 30, 1996. Dauphin's right to terminate the variable rate investment product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after commencement of trial in April, 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance
with the terms and conditions of the settlement agreement.   Dauphin filed its
Notice of Appeal from the trial Court's Order denying the settlement to the
Superior Court of Pennsylvania on August 9, 1996.    It is anticipated that the
Appeal will seek an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand or, directing decertification of the class. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable rate investment product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable rate investment product.

                          PART II - OTHER INFORMATION
                          ---------------------------

                    For the Quarter Ended September 30, 1996


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             11    Statement regarding Computation of Per Share Earnings.

             15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1996.

             15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1996.

             27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended September 30, 1996.

        (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Dauphin Deposit Corporation
                                       ---------------------------
                                              (Registrant)


Date: November 12, 1996                /s/Christopher R. Jennings
---------------------------            ---------------------------
                                       Christopher R. Jennings
                                        Chairman of the Board and
                                        Chief Executive Officer


Date: November 12, 1996                /s/Dennis L. Dinger
---------------------------            ---------------------------
                                       Dennis L. Dinger, Senior Executive
                                        Vice President and Chief Fiscal
                                        and Administrative Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                               Sequential
Number                                                               Page Number
-------                                                              -----------



11        Statement regarding Computation of Per Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
          September 30, 1996

15(b) Letter of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended
          September 30, 1996

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended
          September 30, 1996