Form 10-K
period 1996-12-31
DAUPHIN DEPOSIT CORP
filed 1997-03-24
CIK 215619

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

[X]For the fiscal year ended December 31, 1996    Commission file number 0-8415

                   OR

[_] For the transition period from     to

                          DAUPHIN DEPOSIT CORPORATION
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       23-1938831
                                          -------------------------------------
                                          (I.R.S. Employer Identification No.)

    213 Market Street Harrisburg,                         17101
            Pennsylvania                  -------------------------------------
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

                         Common Stock, $5.00 par value
-------------------------------------------------------------------------------
                               (Title of class)

                        Common Stock Repurchase Rights
-------------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the closing sale price on January 31, 1997 was approximately $1,161,951,120.

The number of shares of Common Stock outstanding as of January 31, 1997 was 30,721,059.

                      DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders, portions of which are incorporated by reference in Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          DAUPHIN DEPOSIT CORPORATION

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
 PART I
    Item 1.  Business...............................................     3
    Item 2.  Properties.............................................    10
    Item 3.  Legal Proceedings......................................    10
    Item 4.  Submission of Matters to a Vote of Security Holders....    11
    Item 4A. Executive Officers of the Registrant...................    11
 PART II
    Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters...................................    12
    Item 6.  Selected Financial Data................................    13
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    14
    Item 8.  Financial Statements and Supplementary Data............    34
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................    69
 PART III
    Item 10. Directors and Executive Officers of the Registrant.....    70
    Item 11. Executive Compensation.................................    70
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management............................................    70
    Item 13. Certain Relationships and Related Transactions.........    70
 PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K..............................................    71
 SIGNATURES

                          DAUPHIN DEPOSIT CORPORATION

                                     PART I

ITEM 1. BUSINESS

  Dauphin Deposit Corporation (Dauphin or Registrant) is a diversified financial services company, incorporated under the laws of the Commonwealth of Pennsylvania in 1974. Dauphin's wholly-owned bank subsidiary is Dauphin Deposit Bank and Trust Company (Dauphin Bank), which includes the Bank of Pennsylvania, Valleybank and Farmers Bank Divisions, through which Dauphin provides banking services. Dauphin Bank is engaged in the commercial and retail banking and trust business including the taking of time and regular savings and demand deposits, the making of commercial and consumer loans and mortgage loans, the providing of credit cards, safe deposit services and the performance of personal, corporate and pension trust services. Auxiliary services such as cash management are provided to commercial customers. Dauphin Bank is a Pennsylvania chartered bank and trust company and a member of the Federal Reserve System. Dauphin Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law.

  Commercial lending services provided by Dauphin Bank include short and medium term loans, revolving credit loans, lines of credit, asset-based lending, real estate construction loans, agricultural loans, and equipment leasing financial arrangements. Consumer lending services include various types of secured and unsecured loans, including installment loans, home equity loans and automobile leasing. Dauphin Bank had no foreign loans in its portfolio at December 31, 1996. Residential mortgage loans are offered by Eastern Mortgage Services, Inc. (Eastern Mortgage), a Pennsylvania mortgage banking company acquired as a wholly-owned subsidiary of Dauphin Bank in July 1994. Eastern Mortgage offers the following types of residential mortgage loans: conventional first and second mortgage loans; FHA/VA loans; State housing bond loans; residential construction/permanent financing; special programs for low and moderate income borrowers. All conforming conventional residential mortgage loans originated for sale in the secondary mortgage market under a FNMA or FHLMC product are generally underwritten to the standards as specified in the Fannie Mae Selling Guide. All non-conforming loans are underwritten to private investor standards. FHA and VA loans are processed and underwritten in accordance with the relevant handbooks and supplementary circular letters issued respectively by the Department of Housing and Urban Development and by the Veterans Administration.

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

DAUPHIN DEPOSIT BANK AND TRUST COMPANY


  Dauphin Bank maintains 96 offices with 92 automated teller machines located in Adams, Berks, Chester, Cumberland, Dauphin, Franklin, Lancaster, Lebanon, Lehigh, Montgomery, Northampton and York Counties, Pennsylvania. In addition to its main office in Harrisburg, Dauphin County, Dauphin Bank owns an office building in Harrisburg which is used as an administrative center. Dauphin Bank maintains multiple offices in nine south central Pennsylvania counties. Single offices are located in each of Chester, Montgomery and Northampton County, in near proximity to the boundary lines with Berks and Lehigh Counties. The amounts of deposits attributable to zip code areas within Chester, Montgomery and Northampton Counties are insignificant in terms of the amounts of deposits attributable to zip code areas in the other nine counties. Accordingly, the Adams, Berks, Cumberland, Dauphin, Franklin, Lancaster, Lebanon, Lehigh and York nine county region constitutes the principal geographic area for Dauphin Bank.

  At December 31, 1996, Dauphin Bank had total deposits of $4,028,765,000, total loans of $3,200,034,000 and total assets of $5,791,484,000.

                          DAUPHIN DEPOSIT CORPORATION

OTHER FINANCIAL SERVICES SUBSIDIARIES


  Eastern Mortgage Services, Inc. (Eastern Mortgage) is a Pennsylvania mortgage banking corporation which was acquired by Dauphin Bank on July 1, 1994. Eastern Mortgage is a full service mortgage banking company which originates, services, securitizes and sells first and second residential mortgage loans of varying types primarily to the eastern Pennsylvania and New Jersey mortgage markets.

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

  Dauphin is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act of 1956, as amended (BHC Act). The Federal Reserve Board may also make examinations of Dauphin and each of its non-bank subsidiaries. The BHC Act requires each bank holding company to obtain the approval of the Federal Reserve Board before it may acquire substantially all the assets of any bank, or before it may acquire ownership or

                          DAUPHIN DEPOSIT CORPORATION
control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than five percent of the voting shares of such bank.

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

 Dividends.


  Dividend payments by Dauphin Bank to Dauphin are subject to the Pennsylvania Banking Code of 1965 (Banking Code) and the Federal Deposit Insurance Act
(FDIA). Under the Banking Code, dividends may be paid from "accumulated net earnings" (generally, undivided profits) without prior regulatory approval. Under the FDIA, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. Adherence to such standards further limits the ability of banks to pay dividends.

  Under these policies and subject to the restrictions applicable to Dauphin Bank, Dauphin Bank could declare in 1997 without prior regulatory approval, aggregate dividends of $2.0 million, plus net profits for the remainder of 1997.

  The payment of dividends by Dauphin Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.

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

                          DAUPHIN DEPOSIT CORPORATION

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

 FDICIA.


  The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required the federal banking agencies to promulgate regulations specifying the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under these regulations, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank will be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

  Undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to submit capital restoration plans to the appropriate federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. On December 31, 1996, Dauphin and Dauphin Bank exceeded the minimum capital levels of the "well capitalized" category.

 Other Provisions of FDICIA.


  Each depository institution must submit audited financial statements to its primary regulator and the FDIC, which reports are made publicly available. In addition, the audit committee of each depository institution must consist of outside directors and the audit committee at "large institutions" (as defined by FDIC regulation) must include members with banking or financial management expertise. The audit committee at "large institutions" must also have access to independent outside counsel. In addition, an institution must notify the FDIC and the institution's primary regulator of any change in the institution's independent auditor, and annual management letters must be provided to the FDIC and the depository institution's primary regulator. The regulations define a "large institution" as one with over $3 billion in assets, which would include Dauphin Bank. Also, under the rule, an institution's independent auditor must examine the institution's internal controls over financial reporting and perform agreed-upon procedures to test compliance with laws and regulations concerning safety and soundness.

                          DAUPHIN DEPOSIT CORPORATION

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

  FDICIA also includes a provision that generally restricts federally insured state banks, such as Dauphin Bank, to activities permitted to national banks. Under final FDIC rules, state chartered banks must obtain the FDIC's prior consent before engaging as a principal in any activity not permissible for a national bank, unless one of the exceptions contained in the rule applies. Among the exceptions are activities that the Federal Reserve Board, by regulation (Regulation Y) or order, has found to be closely related to banking for purposes of the BHC Act. Compliance with the rule is not expected to have a material adverse effect on Dauphin Bank's operations.

  Under FDICIA, all depository institutions must provide 90 days notice to their primary federal regulator of branch closings, and penalties are imposed for false reports by financial institutions. Depository institutions with assets in excess of $250 million must be examined on-site annually by their primary federal or state regulator or the FDIC.

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

  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each institution to one of three capital groups (well capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to gauging the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater and a Tier 1 leverage ratio of 5% or greater, are assigned to the well capitalized group. Dauphin Bank is assigned to the well capitalized group.

  In the second quarter of 1995, the BIF reached its statutory reserve ratio requirement. Consequently, the FDIC has significantly reduced the assessment rates applicable to BIF members and refunded to BIF members

                          DAUPHIN DEPOSIT CORPORATION
that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once the BIF had achieved full funding in accordance with the statutory reserve ratio requirement. Dauphin Bank received a refund from the FDIC in September 1995 in the amount of $2,215,000, which amount also includes interest on the refund from June 1 to September 14, 1995. In the case of Dauphin Bank, for the second half of 1995, it was assessed at the rate of $.04 for every $100 of deposits. During 1996, Dauphin Bank was assessed a flat charge of $500 per quarter by the FDIC in lieu of any deposit based assessment. At the same time, because the SAIF had not reached full funding under its statutory reserve ratio requirement, the FDIC has continued the SAIF assessment rate for thrift institutions in even the lowest risk-based category at the rate of $.23 for every $100 of deposits.

 SAIF Recapitalization Plan.


  On September 30, 1996, Congress enacted a SAIF Recapitalization Plan and a plan for banks insured by the fully capitalized BIF to share the burden of repaying outstanding Finance Corporation (FICO) bonds issued to fund SAIF's predecessor (FSLIC) in the late 1980s. The legislation enacted by Congress containing the Recapitalization Plan is entitled the Deposit Insurance Funds Act of 1996.

  Under the Recapitalization Plan, SAIF insured institutions were required to pay a one time special assessment in the fourth quarter of 1996 equivalent to
65.7 cents for every $100 of insured deposits as of March 31, 1995. The one time special assessment on SAIF insured deposits has recapitalized the SAIF and resulted in a major decrease in annual insurance premiums paid by SAIF insured institutions. At the end of 1996, SAIF insured institutions generally paid 23 cents for each $100 of deposit insurance coverage while BIF insured banks insured by the fully capitalized BIF paid virtually zero assessments. Deposit assessment for both BIF and SAIF for the first semiannual period of 1997 have been set at zero to 23 cents, respectively, for each $100 of deposits.

  As part of the legislation, a new formula was adopted whereby BIF insured institutions, such as Dauphin Bank, will be required to share in the burden of repayment of the FICO bonds issued to finance the FSLIC in the 1980s. Commencing in calendar year 1997, the only FDIC assessment for most well capitalized, well-managed BIF insured and SAIF insured institutions will be FICO bond payments. For years 1997 through 1999, SAIF insured deposits are expected to be assessed at a rate of approximately 6.5 cents per $100 in deposits toward the FICO bond payments while BIF insured deposits, such as Dauphin Bank, are expected to be paid at approximately 1.3 cents per $100 in deposits. From the year 2000 to 2017, both SAIF insured deposits and BIF insured deposits are expected to be assessed at approximately 2.43 cents per $100 in deposits toward retirement of the FICO obligations.

  The legislation also contains certain restrictions on the ability of SAIF insured institutions to transfer deposits to BIF insured affiliates over the next three years and a requirement that Congress must eliminate the thrift charter before merging SAIF into BIF. Finally, the legislation also contained a prohibition against the FDIC assessing any deposit insurance premiums against well-managed, well capitalized banks when BIF reserves are at or above the statutory reserve requirement of 1.25% of total insured deposits.

 Interstate Banking.


  Prior to the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle- Neal Act) in September 1994, interstate banking was restricted under the terms of the Douglas Amendment to the BHC Act which prohibited the Federal Reserve Board from approving an application by a bank holding company located in one state to acquire a bank or all of its assets located in another state unless the acquisition was specifically authorized by a reciprocal interstate banking statute, such as the statute adopted in Pennsylvania in 1990, specifically permitting interstate acquisitions. Similarly, interstate branching was prohibited for national banks and state-chartered member banks by the McFadden Act, although some states, not including Pennsylvania, had passed laws permitting limited interstate branching by non-Federal Reserve

                          DAUPHIN DEPOSIT CORPORATION
member state banks. The Riegle-Neal Act permits an adequately capitalized, adequately managed bank holding company to acquire a bank in another state as of September 29, 1994, whether or not the state permits the acquisition, subject to certain deposit concentration caps and the Federal Reserve Board's approval. A state may not impose discriminatory requirements on acquisitions by out-of-state holding companies. In addition, beginning on June 1, 1997, under the Riegle-Neal Act, a bank can expand interstate by merging with a bank in another state and also may consolidate the acquired bank into new branch offices of the acquiring bank, unless the other state affirmatively opts out of the legislation before that date. A state may also opt into the legislation earlier than June 1, 1997 if it wishes to do so. The Riegle-Neal Act also permits de novo interstate branching as of June 1, 1997 but only if a state affirmatively opts in by appropriate legislation. Once a state opts in to interstate branching, it may not opt out at a later date. The Riegle-Neal Act also allows foreign banks to branch by merger or de novo branch to the same extent as banks from the foreign bank's home state. The Riegle-Neal Act also subjects foreign banks to some additional requirements, including extending obligations under the Community Reinvestment Act to certain foreign bank acquisitions and regulating the types of activities off-shore branches of foreign banks may conduct. The Pennsylvania Legislature amended the Pennsylvania Banking Code of 1965 in July 1995, to opt in to all of the provisions of the Riegle-Neal Act, including interstate bank mergers and de novo interstate branching.

 Regulatory Developments.
 -----------------------

  In 1996 the Federal Reserve Board revised a number of its policies limiting the activities of so-called section 20 subsidiaries, such as Hopper Soliday, to allow them to operate more efficiently and to serve their customers more effectively. The most significant of these developments is the increase, effective March 6, 1997, from 10 percent to 25 percent in the amount of total revenues that a section 20 subsidiary may derive from underwriting and dealing in securities that a member bank may not underwrite or deal in ("bank ineligible securities"). Other changes, effective January 7, 1997, include the elimination of the prohibition on a bank or thrift acting as agent for, or engaging in marketing activities on behalf of an affiliated section 20 subsidiary and a modification of the restriction on officer director and employee interlocks between a bank or thrift and an affiliated section 20 subsidiary to permit employee interlocks and certain interlocks at officer and director levels. In addition, on January 17, 1997, the Federal Reserve Board requested comment on a proposal to comprehensively revise its remaining policies limiting the activities of section 20 subsidiaries. The most significant of the proposed modifications would allow a bank or thrift to credit enhance bank ineligible securities underwritten or privately placed by an affiliated section 20 subsidiary.

  In 1996, automatic teller machine (ATM) networks began allowing bank members to levy surcharge fees on ATM transactions by non-customers. Legislative proposals were introduced in Congress and discussed by members of the Pennsylvania legislature that would have required disclosure of the surcharge fee at the terminal or would have prohibited assessment of the fees. These legislative proposals were not adopted. Consumer interest groups, however, continue to oppose surcharge fees and it is possible that Congress and the Pennsylvania legislature again could consider such legislation in 1997. Dauphin Bank did not levy surcharge fees in 1996. Enactment of such legislation, however, could adversely affect Dauphin Bank's ability to levy surcharge fees in the future.

  It is anticipated that Congress will consider again in 1997 financial modernization legislation that, if enacted, would have a significant impact on the financial services industry. House Banking Committee Chairman Leach introduced the Financial Services Competitiveness Act of 1997 on January 7, 1997, which would allow bank affiliations with insurance companies and securities firms. Senate Banking Committee Chairman D'Amato has introduced competing legislation that would allow bank affiliations with industrial companies, in addition to insurance company and securities firm affiliations. Similar legislation already has been introduced in the House by Banking Subcommittee on Financial Institutions Chairwoman Roukema.

                          DAUPHIN DEPOSIT CORPORATION

EMPLOYEES


  At December 31, 1996, Dauphin and its subsidiaries employed approximately 2,864 persons on a full-time equivalent basis.

ITEM 2. PROPERTIES

  Dauphin's principal office is located in Dauphin Bank's main banking offices at 213 Market Street, Harrisburg, Pennsylvania. Dauphin owns 18 of the branch banking offices which are leased to Dauphin Bank.

  Dauphin Bank owns 58 of its branch banking offices and leases 24 other offices including two leases which are treated as capitalized leases for financial reporting purposes. Hopper Soliday & Co., Inc. leases three of its sales offices. Eastern Mortgage leases 24 of its sales offices. Leases expire intermittently through 2010 and most contain options to renew.

  Aggregate annual rentals for real estate and equipment paid during Dauphin's last fiscal year did not exceed five percent of its operating expenses.

ITEM 3. LEGAL PROCEEDINGS

  Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operations. Included among outstanding litigation is a class action law suit instituted by Dauphin Bank in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $198.0 million at December 31, 1996. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and the representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. The Appeal seeks an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement, or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. The Superior Court heard the oral arguments of counsel on the Appeal on March 5, 1997. Neither management nor counsel can predict with any reasonable

                          DAUPHIN DEPOSIT CORPORATION
degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable interest rate deposit product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions of all of the executive officers of Dauphin as of February 18, 1997 are listed below along with their business experience during the past five years. Executive officers are appointed by the Board of Directors. There are no family relationships among these executive officers, nor any arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected.

                                                    POSITION AND
                                                BUSINESS EXPERIENCE
             NAME            AGE                DURING PAST 5 YEARS
             ----            ---                -------------------
   Christopher R.
    Jennings...............   53 Chairman of the Board, Chief Executive Officer and
                                 Chairman of the Executive Committee (1995 to date)
                                 of Dauphin, President (1987 to 1995), Chief
                                 Operating Officer (1992 to 1995) of Dauphin.
   Robert L. Fryer, Jr.....   48 President and Chief Operating Officer (1995 to
                                 date) of Dauphin, Chairman of the Board, President
                                 and Chief Executive Officer (1991 to date) of
                                 Hopper Soliday & Co., Inc.
   William T. Burke........   50 Vice Chairman, Financial Services Group (1996 to
                                 date) of Dauphin. President and Chief Operating
                                 Officer (1992 to 1996) of Meridian Capital
                                 Markets.
   Lawrence J. LaMaina,       62
    Jr.....................      Vice Chairman (1992 to date) of Dauphin.
   Henry K. Long, Jr.......   60 Vice Chairman, Corporate Banking Group (1996 to
                                 date) of Dauphin. Executive Vice President and
                                 Senior Credit Officer (1992 to 1995) of CoreStates
                                 Hamilton Bank.
   Paul B. Shannon.........   49 Vice Chairman (1994 to date), Senior Executive
                                 Vice President (1990 to 1994), Chief Credit
                                 Officer (1990 to date) of Dauphin.
   Dennis L. Dinger........   46 Senior Executive Vice President, Chief Fiscal and
                                 Administrative Officer (1994 to date), Executive
                                 Vice President and Chief Financial Officer (1989
                                 to 1994) of Dauphin.
   David L. Brewin.........   56 Executive Vice President and Chief Human Resources
                                 Officer of Dauphin.
   Richard B. Brokenshire..   55 Executive Vice President and Chief Operations
                                 Support Officer of Dauphin.
   John G. Coulson.........   45 Executive Vice President and Chief Information
                                 Systems Officer (1996 to date) of Dauphin. Senior
                                 Vice President, Information Systems (1992 to 1995)
                                 of Dauphin Bank.
   Kenneth H. Sallade......   45 Executive Vice President and Chief Investment
                                 Officer (1994 to date) of Dauphin, Senior Vice
                                 President (1988 to 1994) of Dauphin Bank.

                          DAUPHIN DEPOSIT CORPORATION

                                                    POSITION AND
                                                BUSINESS EXPERIENCE
             NAME            AGE                DURING PAST 5 YEARS
             ----            ---                -------------------
   George W. King..........   55 Executive Vice President, General Counsel and
                                 Secretary (1995 to date) of Dauphin. Senior Vice
                                 President and Counsel (1993 to 1995) to CoreStates
                                 Hamilton Bank, Division of CoreStates Bank, N.A.,
                                 Senior Vice President, Corporate Counsel and
                                 Secretary (1991 to 1993) of CoreStates Hamilton
                                 Bank.
   Stewart P. McEntee......   50 Executive Vice President and Chief Marketing
                                 Officer (1995 to date) of Dauphin. Senior Vice
                                 President, Marketing Division (1993 to 1994) of
                                 The Bank of Baltimore, Senior Vice President of
                                 Marketing Services (1992 to 1993) of Signet
                                 Banking Corporation.
   Robert J. Unruh.........   50 Executive Vice President, Municipal Services Group
                                 (1996 to date) of Dauphin. Chairman and Chief
                                 Executive Officer (1992 to 1995) of Meridian
                                 Securities.
   Joseph T. Lysczek, Jr...   48 Senior Vice President and Treasurer (1992 to date)
                                 of Dauphin.
   Michael B. Johnson......   50 Senior Vice President and Chief Planning and
                                 Implementation Officer (1994 to date) of Dauphin.
                                 Senior Vice President and Chief Planning Officer
                                 (1992 to 1994) of First American Bankshares.
   James J. Trupp, Jr. ....   50 Senior Vice President and General Auditor (1992 to
                                 date) of Dauphin.
   Linda R. Schroeder......   40 Senior Vice President and Acting Chief Financial
                                 Officer (March 1997 to date) of Dauphin. Vice
                                 President and Chief Financial Officer (1996 to
                                 date), Corporate Controller (1995 to date), Vice
                                 President--Financial Reporting (1992 to 1995) of
                                 Dauphin Bank.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF DAUPHIN DEPOSIT CORPORATION STOCK AND DIVIDENDS PAID

  The price information provided below reflects actual sales prices of high, low and closing trades as quoted on The Nasdaq Stock Market.

                                                                         CASH
                                                               LAST    DIVIDENDS
                                                             TRADE DAY DECLARED
                                              HIGH     LOW    CLOSING  PER SHARE
                                             ------- ------- --------- ---------
1995
First Quarter............................... $25 1/2 $23     $23 1/4   $.25
Second Quarter..............................  25 1/2  23      24 1/4    .25
Third Quarter...............................  28 1/2  24 1/4  26 11/16  .25
Fourth Quarter..............................  31 3/4  26 1/4  28 3/4    .26 1/2
1996
First Quarter............................... $30 1/2 $26 3/4 $30       $.26 1/2
Second Quarter..............................  30 1/2  27      28 1/2    .28 1/2
Third Quarter...............................  33 1/8  26 7/8  31        .28 1/2
Fourth Quarter..............................  33 3/4  30 1/2  33        .30

  The approximate number of holders of common stock is 11,342 as of December 31, 1996.

                          DAUPHIN DEPOSIT CORPORATION
ITEM 6. SELECTED FINANCIAL DATA

                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             1996          1995          1994        1993        1992
                          ----------    ----------    ----------  ----------  ----------
FOR THE YEAR
Interest income.........  $  398,604    $  363,644    $  331,107  $  325,045  $  346,981
Interest expense........     216,120       187,931       152,641     148,772     180,222
Net interest income.....     182,484       175,713       178,466     176,273     166,759
Provision for loan loss-
 es.....................       6,000         5,608         7,494      10,141      11,627
Non-interest income.....      93,903        71,789        60,947      60,051      55,683
Non-interest expense....     174,438       153,119       139,118     136,281     131,308
Provision for income
 taxes..................      25,177        23,210        22,762      21,985      18,476
Net income..............      70,772        65,565        70,039      67,917      61,031
Per share:
  Net income............        2.30          2.12          2.18        2.08        1.89
  Cash dividends de-
   clared...............       1.13 1/2      1.01 1/2        .94         .83         .77
Weighted average number
 of shares outstanding..  30,820,019    30,966,258    32,169,734  32,636,150  32,240,583
AT YEAR-END
Total assets............  $5,947,686    $5,297,349    $5,070,352  $4,916,855  $4,905,702
Earning assets..........   5,595,418     4,941,562     4,706,198   4,653,015   4,568,334
Short-term investments..      17,379        11,573        15,040      16,523      91,950
Investment securities
 available-for-sale.....   2,170,207     1,860,869     1,783,803   2,041,204   2,056,109
Assets held for sale....     207,798        87,782        46,222       9,203       8,503
Loans...................   3,200,034     2,981,338     2,861,133   2,586,085   2,411,772
Deposits................   4,028,570     3,949,536     3,514,884   3,586,135   3,692,209
Short-term borrowings...   1,111,630       678,161       940,777     680,386     608,326
Long-term debt..........     154,771        40,599        91,954      92,454      92,863
Stockholders' equity....     570,445       546,603       466,649     506,075     462,111
Book value per share....       18.60         17.85         15.08       15.57       14.28
Number of shares out-
 standing...............  30,666,729    30,627,843    30,945,167  32,507,414  32,356,559
RATIOS
Return on average as-
 sets...................        1.26%         1.31%         1.42%       1.40%       1.31%
Return on average stock-
 holders' equity........       13.10         12.81         13.81       14.06       13.93
Dividend payout.........       49.35         47.88         43.12       39.90       40.74
Average equity to aver-
 age assets.............        9.62         10.23         10.27        9.99        9.37

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

                             RESULTS OF OPERATIONS

SUMMARY

  Dauphin Deposit Corporation recorded net income of $70.8 million for 1996, compared with $65.6 million recorded in 1995, an increase of 7.9%. On a per common share basis, net income was $2.30 in 1996 compared with $2.12 in 1995 and $2.18 in 1994. As the core bank results increased 7.9%, the mortgage banking subsidiary had a loss of $.8 million and the broker/dealer subsidiary had income of $.4 million.

  Return on average total assets was 1.26% for 1996, compared with 1.31% for 1995 and 1.42% for 1994. Return on average equity, excluding the investment securities available-for-sale market value adjustment, was 13.04% for 1996 compared with 12.64% for 1995 and 13.72% for 1994. Return on average stockholders' equity, including the investment securities available-for-sale market value adjustment, was 13.10% for 1996 compared with 12.81% for 1995 and 13.81% for 1994.

  During 1996 average earning assets increased 13.2% to $5.3 billion and the interest rate spread decreased to 2.97% from 3.29%. The decrease in the interest rate spread was the result of a shifting of deposits from transaction oriented deposits to time deposits and reduction of the average yield on earning assets. The net result was an increase of $7.0 million or 3.7% in fully taxable equivalent net interest income.

  Dauphin continues to maintain a high quality loan portfolio. The percentage of non-performing assets, comprised of non-accrual loans, loans past due 90 or more days as to principal or interest payments, restructured loans and other real estate owned, represented .77% of year-end loans and other real estate owned, up from .69% at December 31, 1995. The allowance for loan losses was 1.34% of year-end loans at December 31, 1996 compared with 1.40% at December 31, 1995. Non-performing loans were covered 1.98 times by the allowance for loan losses.

  Non-interest income, other than securities gains, increased $22.7 million, or 32.7%. Non-interest income growth was the result of significant increases in mortgage banking activities and increased volume of fiduciary activities, merchant credit card processing and broker/dealer activities.

  Non-interest expense items increased $21.3 million, or 13.9%. Contributing to this increase were mortgage banking activities, normal salary adjustments and additions to staffing levels. Offsetting these increases was the industry-wide reduction in the cost of deposit insurance.

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

TABLE 1--AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE SUMMARY (TAXABLE EQUIVALENT BASIS)

                                                        (DOLLARS IN THOUSANDS)
                                     1996                        1995                        1994
                          --------------------------- --------------------------- ---------------------------
                           AVERAGE            AVERAGE  AVERAGE            AVERAGE  AVERAGE            AVERAGE
                           BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE    BALANCE   INTEREST  RATE
                          ---------- -------- ------- ---------- -------- ------- ---------- -------- -------
ASSETS
Short-term investments
 Interest bearing
  deposits..............  $    3,215 $    211  6.56%  $    6,367 $    365  5.73%  $    5,481 $    338  6.17%
 Federal funds sold and
  securities purchased
  under agreements to
  resell................      12,645      723  5.72        9,362      714  7.63       11,325      603  5.32
 Other short-term
  investments...........         446       22  4.93          615       41  6.67
                          ---------- --------         ---------- --------         ---------- --------
 Total short-term
  investments...........      16,306      956  5.86       16,344    1,120  6.85       16,806      941  5.60
                          ---------- --------         ---------- --------         ---------- --------
Investment securities
 available-for-sale
 U.S. government
  obligations...........      57,178    3,668  6.42      183,866   10,618  5.77      251,030   14,267  5.68
 U.S. government
  agencies..............   1,591,775  104,795  6.58    1,127,537   75,203  6.67    1,185,694   73,553  6.20
 State and municipals...     336,426   28,189  8.38      327,617   30,468  9.30      407,287   38,826  9.53
 Other securities.......      77,344    5,611  7.25       73,527    5,011  6.82       98,965    6,537  6.61
                          ---------- --------         ---------- --------         ---------- --------
 Total investment
  securities available-
  for-sale..............   2,062,723  142,263  6.90    1,712,547  121,300  7.08    1,942,976  133,183  6.85
                          ---------- --------         ---------- --------         ---------- --------
Assets held for sale,
 primarily mortgage
 loans..................     167,808   12,112  7.22       79,306    5,626  7.09       29,586    2,136  7.22
                          ---------- --------         ---------- --------         ---------- --------
Loans (1)
 Commercial.............   1,087,405   90,031  8.28      964,883   84,644  8.77      899,376   68,705  7.64
 Commercial mortgages...     607,130   51,722  8.52      542,059   49,547  9.14      545,508   45,479  8.34
 Residential mortgages
  (2)...................     724,621   59,964  8.28      777,247   64,123  8.25      700,886   55,343  7.90
 Consumer (3)...........     659,467   54,115  8.21      611,137   49,572  8.11      504,780   40,463  8.02
                          ---------- --------         ---------- --------         ---------- --------
 Total loans............   3,078,623  255,832  8.31    2,895,326  247,886  8.56    2,650,550  209,990  7.92
                          ---------- --------         ---------- --------         ---------- --------
 Total earning assets
  (4)...................   5,325,460  411,163  7.72    4,703,523  375,932  7.99    4,639,918  346,250  7.46
                                     --------                    --------                    --------
Other assets............     294,281                     301,502                     301,091
                          ----------                  ----------                  ----------
 Total assets...........  $5,619,741           7.32%  $5,005,025           7.51%  $4,941,009           7.01%
                          ==========           ====   ==========           ====   ==========           ====
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest bearing
 deposits
 Demand deposits........  $  494,494    6,343  1.28%  $  507,101    7,493  1.48%  $  564,592    9,579  1.70%
 Savings deposits.......     825,496   21,850  2.65      906,945   24,725  2.73    1,050,580   27,096  2.58
 Time deposits of
  $100,000 or more......     573,968   36,240  6.31      402,085   27,335  6.80      286,612   15,140  5.28
 Other time deposits....   1,618,600   96,481  5.96    1,482,112   87,949  5.93    1,196,905   62,072  5.19
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  deposits..............   3,512,558  160,914  4.58    3,298,243  147,502  4.47    3,098,689  113,887  3.68
Short-term borrowings...     998,730   51,937  5.20      646,537   35,880  5.55      778,906   32,056  4.12
Long-term debt..........      38,902    3,269  8.40       56,742    4,549  8.02       92,048    6,698  7.28
                          ---------- --------         ---------- --------         ---------- --------
 Total interest bearing
  liabilities...........   4,550,190  216,120  4.75    4,001,522  187,931  4.70    3,969,643  152,641  3.85
                                     --------                    --------                    --------
Non-interest bearing
 demand deposits........     457,626                     431,567                     407,556
Other liabilities.......      71,489                      60,036                      56,598
Stockholders' equity....     540,436                     511,900                     507,212
                          ----------                  ----------                  ----------
 Total liabilities and
  stockholders' equity..  $5,619,741           3.85%  $5,005,025           3.75%  $4,941,009           3.09%
                          ==========           ====   ==========           ====   ==========           ====
Interest rate spread....                       2.97%                       3.29%                       3.61%
Effect of non-interest
 bearing funds..........                        .69                         .71                         .56
                                               ----                        ----                        ----
Net interest
 income/margin..........             $195,043  3.66%             $188,001  4.00%             $193,609  4.17%
                                     ========  ====              ========  ====              ========  ====

--------
(1) Includes fees on loans. Average loan balances include non-accruing loans.
(2) Includes home equity loans.
(3) Loans outstanding net of unearned income.
(4) Includes tax equivalent adjustment of $12,559, $12,288, and $15,143 for years 1996, 1995, and 1994, respectively.

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

  Net interest income on a fully taxable equivalent basis totaled $195.0 million in 1996, an increase of $7.0 million or 3.7% from $188.0 million in 1995. Net interest income in 1995 was down 2.9% from $193.6 million in 1994. Table 2 analyzes the changes attributable to the volume and rate components of net interest income.

TABLE 2--RATE-VOLUME ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                           (IN THOUSANDS)
                                1996/1995                    1995/1994
                         --------------------------  ---------------------------
                          CHANGE DUE TO               CHANGE DUE TO
                         -----------------   TOTAL   -----------------   TOTAL
                         VOLUME     RATE    CHANGE    VOLUME    RATE     CHANGE
                         -------  --------  -------  --------  -------  --------
(Taxable equivalent)
Interest income
  Short-term
   investments.......... $     3  $   (167) $  (164) $    (51) $   230  $    179
  Investment securities
   available-for-sale...  23,644    (2,681)  20,963   (16,807)   4,924   (11,883)
  Assets held for sale..   6,387        99    6,486     3,528      (38)    3,490
  Loans.................  15,676    (7,730)   7,946    19,843   18,053    37,896
                         -------  --------  -------  --------  -------  --------
    Total interest
     income.............  45,710   (10,479)  35,231     6,513   23,169    29,682
                         -------  --------  -------  --------  -------  --------
Interest expense
  Interest bearing
   deposits.............  16,755    (3,343)  13,412    18,496   15,119    33,615
  Short-term
   borrowings...........  18,454    (2,397)  16,057    (6,064)   9,888     3,824
  Long-term debt........  (1,490)      210   (1,280)   (2,774)     625    (2,149)
                         -------  --------  -------  --------  -------  --------
    Total interest
     expense............  33,719    (5,530)  28,189     9,658   25,632    35,290
                         -------  --------  -------  --------  -------  --------
Net interest income..... $11,991  $ (4,949) $ 7,042  $ (3,145) $(2,463) $ (5,608)
                         =======  ========  =======  ========  =======  ========

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.

  During 1996 there was an increase in net interest income of $12.0 million due to changes in volume and a decrease of $4.9 million due to changes in rate. In 1995 there was an decrease of $3.1 million due to changes in volume and a decrease of $2.5 million due to changes in rate.

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

  Average earning assets were $5.3 billion in 1996, $4.7 billion in 1995 and $4.6 billion in 1994. The interest rate spread for 1996 was 2.97% compared with 3.29% for 1995 and 3.61% for 1994. The net interest margin for 1996 was 3.66% compared with 4.00% for 1995 and 4.17% for 1994.

  Short-term interest rates (prime, federal funds, etc.) were lower throughout 1996 compared with 1995. Long-term interest rates, in general, trended upward for the year. The average prime rate in 1996 was 8.27% compared with 8.83% in 1995. The average federal funds rate decreased to 5.30% for 1996 compared with 5.84% for 1995. During 1996, compared with 1995, the average yield on earning assets decreased 27 basis points while

                          DAUPHIN DEPOSIT CORPORATION
the average cost of funds increased 5 basis points resulting in a decrease in the interest rate spread of 32 basis points. The yield on the investment portfolio decreased 18 basis points due to the reinvestment of maturities at lower rates, when compared with the yield of the security maturing or paying down. Average loans, which represent the highest yielding earning assets, increased $183.3 million or 6.3% and produced a yield of 8.31% in 1996 compared with 8.56% in 1995. While average loans grew at 6.3%, total average earning assets grew at a rate of 13.2%, therefore decreasing the percent of average loans to average earning assets from 61.6% in 1995 to 57.8% in 1996. The cost of interest bearing deposits increased to 4.58% in 1996 compared with 4.47% in 1995. The average rate in 1996 on interest bearing transaction accounts averaged 20 basis points less than the 1995 level. The average interest rates offered on time deposits increased 49 basis points from 1995 to 1996. Depositors have been shifting from transaction accounts to higher yielding time deposits, therefore causing an increase in the overall cost of interest bearing deposits. The decrease in the cost of short-term borrowings (35 basis points) was caused primarily by the lower federal funds rate.

  Short-term interest rates (prime, federal funds, etc.) continued to rise during the first half of 1995 followed by a decline in the second half of 1995. Long-term interest rates, in general, declined steadily for the entire year. The net result of these interest rate movements was a flattening of the overall yield curve. The average prime rate in 1995 was 8.83% compared with 7.17% in 1994. The average federal funds rate increased to 5.84% for 1995 compared with 4.23% for 1994. During 1995, compared with 1994, the average yield on earning assets increased 53 basis points while the average cost of funds increased 85 basis points resulting in a decrease in the interest rate spread of 32 basis points. The yield on the investment portfolio increased 23 basis points due to the reinvestment of maturities at higher rates, when compared with the yield of the security maturing. Average loans, which represent the highest yielding earning assets, increased $244.8 million or 9.2% and produced a yield of 8.56% in 1995 compared with 7.92% in 1994. Average loans represented 61.6% of the average earning assets for 1995. The cost of interest bearing deposits increased to 4.47% in 1995 compared with 3.68% in 1994. Rates paid on interest bearing transaction accounts decreased throughout 1995. Interest rates offered on time deposits have been rising. Consequently, depositors have been shifting from transaction accounts to higher yielding time deposits. The increase in the cost of short-term borrowings (143 basis points) was caused primarily by the rise in the federal funds rate. The interest rate spread decreased 32 basis points which was partially offset by an increase in the value of non-interest bearing funds resulting in a net 17 basis point decline in the net interest margin.

  Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in eighteen (18) month variable interest rate products with a minimum interest rate of 10% for the 18 month term as discussed herein under "Deposits". If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have been decreased by 20 basis points, 21 basis points and 24 basis points for 1996, 1995 and 1994, respectively.

PROVISION FOR LOAN LOSSES

  The provision for loan losses charged against earnings was $6.0 million in 1996 compared with $5.6 million in 1995, an increase of 7.0%. While asset quality remains high, the increase was due to the growth in the loan portfolio. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate.

  Dauphin continues to maintain a high quality loan portfolio. As reflected in Tables 8 through 10, the ratio of net charge-offs to average loans increased to
 .16% in 1996 from .14% in 1995 and the level of non-accruing loans, loans past due 90 or more days as to principal and interest payments, and restructured loans increased to

                          DAUPHIN DEPOSIT CORPORATION
$21.6 million (.68% of year-end loans) at December 31, 1996 from $17.9 million (.60% of year-end loans) at December 31, 1995.

NON-INTEREST INCOME

  Table 3 reflects Dauphin's total non-interest income which increased $22.1 million or 30.8% in 1996 compared with an increase of $10.8 million or 17.8% in 1995.

TABLE 3--NON-INTEREST INCOME

                                       (DOLLARS IN THOUSANDS)
                                1996/1995                     1995/1994
                         --------------------------------  -----------------------
                                    INCREASE                 INCREASE
                                   (DECREASE)               (DECREASE)
                                  --------------           --------------
                          1996    AMOUNT     %     1995    AMOUNT     %     1994
                         -------  -------  -----  -------  -------  -----  -------
Banking
  Fiduciary activities.. $19,426  $ 2,619   15.6% $16,807  $   444    2.7% $16,363
  Service charges on
   deposit accounts.....  12,819    1,800   16.3   11,019     (579)  (5.0)  11,598
  Other service charges
   and fees.............  14,472    1,918   15.3   12,554    1,282   11.4   11,272
  Securities gains,
   net..................   1,634     (627) (27.7)   2,261   (1,043) (31.6)   3,304
  Other.................   4,060     (324)  (7.4)   4,384    1,219   38.5    3,165
                         -------  -------         -------  -------         -------
                          52,411    5,386   11.5   47,025    1,323    2.9   45,702
Broker/dealer...........   9,868    3,488   54.7    6,380   (1,391) (17.9)   7,771
Mortgage banking........
  Gain on sale of
   loans................   2,428     (399) (14.1)   2,827   (1,212) (30.0)   4,039
  Other origination
   income...............   7,029    1,040   17.4    5,989    3,148  110.8    2,841
  Mortgage servicing
   fees, net............  23,013   11,298   96.4   11,715   10,117  633.1    1,598
  Gain on sale of
   servicing............   1,256      210   20.1    1,046     (577) (35.6)   1,623
                         -------  -------         -------  -------         -------
                          33,726   12,149   56.3   21,577   11,476  113.6   10,101
Intercompany
 eliminations...........  (2,102)   1,091          (3,193)    (566)         (2,627)
                         -------  -------         -------  -------         -------
    Total............... $93,903  $22,114   30.8% $71,789  $10,842   17.8% $60,947
                         =======  =======  =====  =======  =======  =====  =======

  In the banking segment of Dauphin, income from fiduciary activities increased $2.6 million or 15.6% in 1996 and $.4 million or 2.7% in 1995. Revenue increased in the areas of employee benefits and personal trust.

  Service charges on deposit accounts increased $1.8 million or 16.3% during 1996. In 1995, a decrease of $.6 million or 5.0% was realized. Management continuously monitors the fee structure and makes changes where appropriate. The 1996 increase was due to new fees implemented in March. The 1995 decrease was primarily due to a lower number of fees assessed for services.

  Other service charges and fees increased $1.9 million or 15.3% in 1996 compared with an increase of $1.3 million or 11.4% in 1995. The increase for 1996 and 1995 was due to the volume of merchant credit card processing and other fees relating to increased volume in consumer lending.

  Other non-interest income decreased $.3 million for 1996 compared with 1995. In 1995, compared with 1994, other non-interest income increased $1.2 million. The increase for 1995 was primarily the result of gains realized on the disposition of certain branches (including deposits) and the realignment of the proceeds to new branch locations.

                          DAUPHIN DEPOSIT CORPORATION

  The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income increased $3.5 million or 54.7% in 1996 and decreased $1.4 million or 17.9% in 1995. These fluctuations are due to changes in volume of business in 1996 and 1995, due primarily to a varying interest rate environment.

  The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $12.1 million or 56.3% in 1996 compared with 1995, and increased $11.5 million or 113.6% in 1995 compared with 1994. The increase in 1996 represents the significant increase in volume due to addition of home equity product and the opening of new branches. Because Eastern Mortgage was acquired July 1, 1994, the income in 1994 represents a full service mortgage banking operation for only six months.

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

NON-INTEREST EXPENSE

  Table 4 reflects Dauphin's non-interest expense which increased $21.3 million or 13.9% in 1996 compared with an increase of $14.0 million or 10.1% in 1995.

TABLE 4--NON-INTEREST EXPENSE

                                         (DOLLARS IN THOUSANDS)
                                 1996/1995                        1995/1994
                         -----------------------------------  ------------------------
                                     INCREASE                   INCREASE
                                     (DECREASE)                (DECREASE)
                                   ---------------            --------------
                           1996    AMOUNT     %       1995    AMOUNT     %      1994
                         --------  -------  ------  --------  -------  -----  --------
Banking
  Salaries and employee
   benefits............. $ 64,759  $ 3,384     5.5% $ 61,375  $   276     .5% $ 61,099
  Net occupancy
   expense..............    8,711      992    12.9     7,719     (368)  (4.6)    8,087
  Furniture and
   equipment expense....   12,106    2,239    22.7     9,867      947   10.6     8,920
  Deposit insurance.....        2   (4,093) (100.0)    4,095   (3,814) (48.2)    7,909
  Other.................   44,415    1,329     3.1    43,086    7,113   19.8    35,973
                         --------  -------          --------  -------         --------
                          129,993    3,851     3.1   126,142    4,154    3.4   121,988
Broker/dealer...........    9,609    1,803    23.1     7,806      228    3.0     7,578
Mortgage banking
  Salaries and employee
   benefits.............   24,996   10,148    68.3    14,848    8,514  134.4     6,334
  Net occupancy
   expense..............    1,694      395    30.4     1,299      729  127.9       570
  Furniture and
   equipment expense....    1,527      533    53.6       994      521  110.1       473
  Other.................    9,138    4,329    90.0     4,809    2,198   84.2     2,611
                         --------  -------          --------  -------         --------
                           37,355   15,405    70.2    21,950   11,962  119.8     9,988
Intercompany
 eliminations...........   (2,519)     260            (2,779)  (2,343)            (436)
                         --------  -------          --------  -------         --------
    Total............... $174,438  $21,319    13.9% $153,119  $14,001   10.1% $139,118
                         ========  =======  ======  ========  =======  =====  ========

  Dauphin's banking segment non-interest expense increased $3.9 million or 3.1% in 1996 compared with an increase of $4.2 million or 3.4% for 1995.

                          DAUPHIN DEPOSIT CORPORATION

  In Dauphin's banking segment, salaries and employee benefits increased 5.5% in 1996 and increased .5% in 1995. Full-time equivalent employees increased 10.5% to 2,236 at December 31, 1996 compared with 2,024 at year-end 1995. Salaries expense, excluding benefits expense, increased 3.0% in 1996 compared with 1995.

  In the second quarter of 1995, the Bank Insurance Fund (BIF) reached its statutory reserve ratio requirement of 1.25%. Consequently, the FDIC significantly reduced the assessment rates applicable to BIF members and refunded to BIF members that portion of the assessment for the second and third quarters of 1995 which represented an overpayment once BIF had achieved full funding in accordance with the statutory reserve ratio requirement. Dauphin received a refund from the FDIC in September 1995 in the amount of $2.2 million which included interest from June 1, 1995, the date the BIF was fully funded. In addition, Dauphin's assessment rate was dropped from 23 basis points to 4 basis points effective from the date of BIF reaching its statutory reserve ratio requirement. This reduced Dauphin's deposit insurance expense by $3.8 million when compared to 1994. In 1996, Dauphin recorded $2,000 for deposit insurance.

  All other non-interest expense from the banking segment increased $4.6 million or 7.5% in 1996 compared with 1995. The increase for 1996 was primarily the result of increased expenses to reflect numerous strategic initiatives implemented in 1995 for technological investments, upgrades to branch facilities, legal, and consulting fees.

  The broker/dealer segment had increased non-interest expense of $1.8 million or 23.1% in 1996 and an increase of $ .2 million or 3.0% in 1995.

  The mortgage banking segment had increased non-interest expense of $15.4 million or 70.2% in 1996 compared with an increase of $12.0 million or 119.8% in 1995. This significant increase reflects twelve months of results in 1996 and 1995 and six months of results in 1994. In addition, the mortgage banking segment experienced significant volume increases in 1996 and 1995.

PROVISION FOR INCOME TAXES

  Income tax expense amounted to $25.2 million in 1996 as compared with $23.2 million in 1995 and $22.8 million in 1994. Dauphin's effective tax rate for 1996 was 26.2% compared with 26.1% in 1995 and 24.5% in 1994. The primary increase in the effective tax rate was due to the continued decreased level of tax exempt income from 1994. For a more comprehensive analysis of income tax expense, refer to Note 13 of the Notes to Consolidated Financial Statements.

                              FINANCIAL CONDITION

SOURCES AND USES OF FUNDS

  Dauphin's financial condition can be evaluated in terms of trends in its sources and uses of funds. The comparison of average balances in Table 1 indicates how Dauphin has managed these elements.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE AND SHORT-TERM INVESTMENTS

  Average short-term investments and investment securities available-for-sale, in the aggregate, increased $350.1 million or 20.3% during 1996 compared with a decrease of $230.9 million or 11.8% during 1995. During 1996, funds in excess of those required for loan growth were invested in the securities portfolio. During 1995, investment securities maturing were used to fund loan growth since loan growth exceeded the growth of traditional funding sources of deposits and short-term borrowings.

  The balances maintained for short-term investments and investment securities available-for-sale are, for the most part, supported by short-term deposits such as money market and interest bearing demand accounts,

                          DAUPHIN DEPOSIT CORPORATION
short-term borrowings and time deposits. As reflected in Table 5, the average maturity of the investment portfolio was 6.6 years at year-end 1996. Included in the portfolio are state and municipal securities and mortgage-backed securities that have a longer-term maturity but are sometimes either called before maturity or have repricing characteristics that occur before final maturity. The average life to call or repricing of the portfolio was 2.7 years at December 31, 1996.

TABLE 5--ANALYSIS OF INVESTMENT SECURITIES AVAILABLE-FOR-SALE

                                                 (DOLLARS IN THOUSANDS)
                                                                                          TAXABLE
                           U.S.     FEDERAL     STATE &    OTHER     EQUITY              EQUIVALENT
                         TREASURY   AGENCIES   MUNICIPAL   BONDS   SECURITIES   TOTAL      YIELD
                         --------  ----------  ---------  -------  ---------- ---------- ----------
DECEMBER 31, 1996
MATURITY-AMORTIZED COST
 BASIS
  Within one year....... $ 25,753  $  140,150  $ 17,992   $10,645   $         $  194,540    6.83%
  One to five years.....   11,261     568,839    89,079     1,260                670,439    6.52%
  Five to ten years.....               53,152   114,491       610                168,253    7.21%
  Over ten years........                        123,458                          123,458    8.60%
  Mortgage-backed
   securities...........              955,421                                    955,421    6.80%
  No set maturity.......                                             55,669       55,669    7.72%
                         --------  ----------  --------   -------   -------   ----------
Amortized cost.......... $ 37,014  $1,717,562  $345,020   $12,515   $55,669   $2,167,780
                         ========  ==========  ========   =======   =======   ==========
Fair value.............. $ 37,014  $1,708,421  $355,529   $12,596   $56,647   $2,170,207
                         ========  ==========  ========   =======   =======   ==========
Taxable equivalent
 yield..................     5.84%       6.57%     8.35%     7.04%
Average maturity........                                                       6.6 years
DECEMBER 31, 1995
Amortized cost.......... $ 99,492  $1,409,873  $287,697   $23,536   $19,272   $1,839,870
DECEMBER 31, 1994
Amortized cost.......... $251,793  $1,133,247  $369,061   $79,932   $12,903   $1,846,936

  Dauphin had no investments in any foreign country that aggregated more than 1% of assets at December 31, 1996, 1995 or 1994.

  At December 31, 1996, net unrealized gains in the portfolio were $2.4 million consisting of gross unrealized gains of $ 20.8 million and gross unrealized losses of $18.4 million.

LOANS

  Average loans increased $183.3 million or 6.3% during 1996 compared with an increase of $244.8 million or 9.2% in 1995. Average loan growth continued to increase in 1996, primarily in the area of commercial loans and commercial mortgages.

  The economy in our market area is diversified and has been relatively stable. This affords Dauphin the opportunity to select quality commercial credits and stabilizes our consumer business.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 6--LOANS OUTSTANDING, NET OF UNEARNED INCOME

                                             (IN THOUSANDS)
                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------  ----------  ----------  ----------  ----------
Commercial, financial
 and agricultural:
  Commercial secured by
   real estate.......... $  732,953  $  640,670  $  466,657  $  433,055  $  435,899
  Agricultural..........     36,290      36,415      34,960      40,748      38,306
  Other.................    795,202     719,137     680,113     665,514     641,161
Real estate,
 construction...........    114,234      97,444     183,673     184,523     138,023
Real estate,
 residential............    391,105     446,059     578,122     461,030     477,833
Consumer:
  Home equity...........    451,742     385,194     335,323     343,175     308,563
  Installment and credit
   card.................    481,073     507,425     483,889     431,420     360,893
Lease financing.........    198,850     150,943     101,919      30,488      15,409
Unearned income.........     (1,415)     (1,949)     (3,523)     (3,868)     (4,315)
                         ----------  ----------  ----------  ----------  ----------
    Total............... $3,200,034  $2,981,338  $2,861,133  $2,586,085  $2,411,772
                         ==========  ==========  ==========  ==========  ==========

  Loan balances during 1996 were influenced by the improving economy and, as a result, balances in both the commercial and consumer areas increased. Dauphin continues to sell residential mortgages in the secondary market in order to minimize credit and interest rate risk.

  Dauphin's policy is to make the vast majority of its loans and commitments in the market area it serves. This gives Dauphin the opportunity to deliver its many products to the same customer base. Dauphin had no foreign loans in its portfolio at December 31, 1996.

TABLE 7--LOAN MATURITIES AND INTEREST SENSITIVITY (1)

                                                   (IN THOUSANDS)
                                                 DECEMBER 31, 1996
                                     ------------------------------------------
                                     ONE YEAR ONE THROUGH    OVER
                                     OR LESS  FIVE YEARS  FIVE YEARS   TOTAL
                                     -------- ----------- ---------- ----------
Commercial, financial and
 agricultural......................  $484,321  $359,791    $720,333  $1,564,445
Real estate, construction..........    36,223     8,484      69,527     114,234
                                     --------  --------    --------  ----------
  Total............................  $520,544  $368,275    $789,860  $1,678,679
                                     ========  ========    ========  ==========
Loans with predetermined interest
 rate..............................  $101,118  $182,888     $25,027    $309,033
Loans with variable interest rate..   419,426   185,387     764,833   1,369,646
                                     --------  --------    --------  ----------
  Total............................  $520,544  $368,275    $789,860  $1,678,679
                                     ========  ========    ========  ==========

--------
(1)Excludes residential mortgages, home equity, consumer loans and lease financing.

NON-PERFORMING ASSETS

  Table 8 reflects Dauphin's non-performing assets for the five years ended December 31, 1996. Dauphin's policy is to discontinue the accrual of interest on commercial loans and commercial mortgages on which principal or interest is past due 90 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs

                          DAUPHIN DEPOSIT CORPORATION
will insure that the historically high quality of the loan portfolio will be maintained. Other real estate owned represents property acquired through foreclosure.

TABLE 8--NON-PERFORMING ASSETS

                                           (DOLLARS IN THOUSANDS)
                                                DECEMBER 31,
                                   -------------------------------------------
                                    1996     1995     1994     1993     1992
                                   -------  -------  -------  -------  -------
Non-accrual loans................  $11,621  $ 7,031  $ 9,569  $17,450  $18,945
Loans past due 90 or more days as
 to principal or interest
 payments........................    5,469    5,805    5,149    2,823    5,409
Restructured loans...............    4,533    5,072    5,599    7,352    6,327
                                   -------  -------  -------  -------  -------
    Total non-performing loans...   21,623   17,908   20,317   27,625   30,681
Other real estate owned..........    3,035    2,709    3,056    2,981    3,981
                                   -------  -------  -------  -------  -------
    Total non-performing assets..  $24,658  $20,617  $23,373  $30,606  $34,662
                                   =======  =======  =======  =======  =======
Ratios:
  Non-performing loans to total
   loans.........................      .68%     .60%     .71%    1.07%    1.27%
  Non-performing assets to total
   loans and other real estate
   owned.........................      .77      .69      .82     1.18     1.43

  Loan quality is maintained through diversification of risk, strict enforcement of credit control practices and continued monitoring of the loan portfolio.

  At December 31, 1996, Dauphin had no loan concentrations exceeding 10% of total loans. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly affected by economic or other industry specific conditions.

  Non-accrual loans, loans past due 90 or more days as to principal or interest payments, and restructured loans amounted to $21.6 million at December 31, 1996. Interest income on these loans of $.3 million was recorded on a cash basis. If such loans were on the accrual basis, an additional $.4 million of interest income would have been recognized.

  Loans which are not included in non-performing and are current as to payments of principal and interest but have a somewhat higher than normal risk of becoming non-accrual, impaired or reduced rate in the future are estimated to total approximately $19.7 million at December 31, 1996 compared with $8.1 million at December 31, 1995.

  At December 31, 1996 and 1995 the balance of impaired loans was $12.1 million and $11.7 million, respectively. In 1996, impaired loans of $10.5 million have a related allowance for loan losses of $4.7 million and the remaining impaired loans of $1.6 million have no related allowance for loan losses. In 1995, impaired loans of $8.2 million have a related allowance for loan losses of $3.8 million and the remaining impaired loans of $3.5 million have no related allowance for loan losses. The average balance of impaired loans for 1996 and 1995 was $13.3 million and $8.4 million and the interest recognized for the year was $1.3 million and $.7 million, respectively. The interest income includes $1.0 million and $.4 million, respectively, that was recorded on the cash basis.

  Federal regulatory authorities have defined "highly leveraged transactions" (HLT's) as a credit of $20 million or more which is extended in connection with an acquisition by, or a restructuring of, an organization, and the extension of credit results in "high leverage" or is made to an already highly leveraged organization. It

                          DAUPHIN DEPOSIT CORPORATION
is the policy of Dauphin to consider financing HLT's for its customers or for potential customers in its market area which usually involves the change of ownership from one generation of a family to the next, or from present owners to the existing management team. The amount of HLT's, as defined by the Federal regulatory authorities, was $9.6 million at December 31, 1996 and $7.3 million at December 31, 1995 and represents Dauphin's portion of a shared national credit within its market area.

ALLOWANCE FOR LOAN LOSSES

  The allowance for loan losses is based on management's continuing evaluation of the loan portfolio, assessment of economic conditions, the diversification and size of the portfolio, adequacy of collateral, past and anticipated loss experience and the amount and quality of non-performing loans. Table 9 presents the allocation of the allowance for loan losses by major loan category for the past five years. The specific allocations in any particular category may prove excessive or inadequate and consequently may be re-allocated in the future to reflect then current conditions. Accordingly, the entire allowance is considered available to absorb losses in any category. In 1996, the unallocated category increased primarily as a result of increases in non-performing loans, higher amounts of HLTs, and general concern about the continued ability of the economy to sustain the current level of growth.

TABLE 9--ALLOCATION OF ALLOWANCE FOR LOAN LOSSES (1)

                                                     (DOLLARS IN THOUSANDS)
                                                          DECEMBER 31,
                         -------------------------------------------------------------------------------
                              1996            1995            1994            1993            1992
                         --------------- --------------- --------------- --------------- ---------------
                                 % GROSS         % GROSS         % GROSS         % GROSS         % GROSS
                         AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS  AMOUNT   LOANS
                         ------- ------- ------- ------- ------- ------- ------- ------- ------- -------
Commercial, financial
 and agricultural....... $20,125   48.9% $24,016   46.8% $27,469   41.3% $28,147   44.0% $18,596   46.2%
Real estate,
 construction...........     477    3.6    1,412    3.3    1,973    6.4    1,383    7.1    1,322    5.7
Real estate,
 residential (2)........     992   26.3    4,607   27.9    3,711   31.9    1,286   31.1      956   32.5
Consumer................   3,976   15.0    4,123   17.0    4,800   16.9    4,314   16.7    2,595   14.9
Lease financing.........     514    6.2      859    5.0      581    3.5      457    1.1      154     .7
Unallocated.............  16,801           6,720           1,682           3,595          12,604
                         -------  -----  -------  -----  -------  -----  -------  -----  -------  -----
  Total................. $42,885  100.0% $41,737  100.0% $40,216  100.0% $39,182  100.0% $36,227  100.0%
                         =======  =====  =======  =====  =======  =====  =======  =====  =======  =====

--------
Gross loans represent loans before unamortized net loan fees.
(1) The allocation of the allowance for loan losses to the respective classifications is not necessarily indicative of future losses or future allocations.
(2) Includes home equity loans.

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

  Table 10 reflects an analysis of the allowance for loan losses for the past five years.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 10--ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                          (DOLLARS IN THOUSANDS)
                                         YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------
                             1996        1995        1994        1993        1992
                          ----------  ----------  ----------  ----------  ----------
Balance, beginning of
 period.................  $   41,737  $   40,216  $   39,182  $   36,227  $   31,959
Provision charged to
 operating expenses.....       6,000       5,608       7,494      10,141      11,627
Allowance of subsidiary
 sold...................                                (101)
Loans charged off:
  Commercial, financial
   and agricultural.....       3,820       4,737       5,971       7,406       6,217
  Real estate,
   residential (1)......       1,262         422         933         480         464
  Consumer..............       3,829       2,696       2,428       2,547       3,445
  Lease financing.......         574         321          68          88         129
                          ----------  ----------  ----------  ----------  ----------
    Total loans charged
     off................       9,485       8,176       9,400      10,521      10,255
                          ----------  ----------  ----------  ----------  ----------
Recoveries:
  Commercial, financial
   and agricultural.....       3,133       2,357       1,368       2,132       1,330
  Real estate,
   residential (1)......         426         444         533          26         245
  Consumer..............         954       1,228       1,121       1,152       1,303
  Lease financing.......         120          60          19          25          18
                          ----------  ----------  ----------  ----------  ----------
    Total recoveries....       4,633       4,089       3,041       3,335       2,896
                          ----------  ----------  ----------  ----------  ----------
Net charge-offs.........       4,852       4,087       6,359       7,186       7,359
                          ----------  ----------  ----------  ----------  ----------
Balance, end of period..  $   42,885  $   41,737  $   40,216  $   39,182  $   36,227
                          ==========  ==========  ==========  ==========  ==========
Total loans:
  Average...............  $3,078,623  $2,895,326  $2,650,550  $2,459,537  $2,399,974
  Year-end..............   3,200,034   2,981,338   2,861,133   2,586,085   2,411,772
Ratios:
 Net charge-offs to:
  Average loans.........        0.16%       0.14%       0.24%       0.29%       0.31%
  Loans at year-end.....        0.15        0.14        0.22        0.28        0.31
  Allowance for loan
   losses...............       11.31        9.79       15.81       18.34       20.31
  Provision for loan
   losses...............       80.87       72.88       84.85       70.86       63.29
 Allowance for loan
  losses to:
  Average loans.........        1.39        1.44        1.52        1.59        1.51
  Loans at year-end.....        1.34        1.40        1.41        1.52        1.50
  Non-performing loans..      198.33      233.06      197.94      141.84      118.08

--------
(1) Includes home equity loans.

  The provision for loan losses of $6.0 million exceeded the net charge-offs of $4.8 million, thereby increasing the allowance for loan losses from $41.7 million in 1995 to $42.9 million in 1996. The allowance for loan losses as a percentage of year-end loans was 1.34% at December 31, 1996 and 1.40% at December 31, 1995.

DEPOSITS

  Average deposits, including non-interest bearing demand deposits, increased $240.4 million or 6.4% during 1996 compared with an increase of $223.6 million or 6.4% during 1995. Dauphin, like many other commercial banks, has experienced deposit growth even as the competition for depositors' funds has become more intense. Competition for deposits has come from other commercial banks, thrift institutions, credit unions, brokerage houses and mutual funds. Deposit growth was primarily due to the increase in average interest rates and the introduction of new deposit products during 1996. While rates paid on interest bearing transaction accounts

                          DAUPHIN DEPOSIT CORPORATION
decreased throughout 1996, rates paid on time deposits have been increasing due to rising interest rates. Depositors appear to be shifting from transaction accounts to time deposits. Included in interest bearing deposits are certain individual retirement accounts (IRA) totaling $198.0 million which are invested in an 18 month variable interest rate deposit product with a minimum interest rate of 10% for the 18 month term. During 1994, Dauphin initiated the process to discontinue the product in accordance with the terms of the IRA contracts. In furtherance of its right to terminate this deposit product, Dauphin commenced a legal action for a declaratory judgment in 1994 seeking a judicial determination from the Court permitting Dauphin to discontinue the 18 month variable rate deposit product at issue. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. It is management's opinion that continuation of the 18 month variable interest rate deposit product is not in the best interest of Dauphin. Several days after commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. The Appeal seeks an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. The Superior Court heard the oral arguments of counsel on the Appeal on March 5, 1997. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable interest rate deposit product on further appeal and at the trial court level. Dauphin has continued to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

  Also during 1996 average time deposits increased $308.4 million compared with an increase of $400.7 million during 1995. This funding source was used to replace volatile liabilities such as overnight federal funds. Additionally, the growth of non-interest bearing deposits has been slow in recent years. The percentage of average non-interest bearing demand deposits to average total deposits amounted to 11.5% in 1996 and 11.6% in 1995 and 1994. Dauphin's banking subsidiary has remained interest rate competitive and has introduced new deposit products to maintain and attract deposits.

SHORT-TERM BORROWINGS

  Average short-term borrowings increased $352.2 million or 54.5% during 1996 compared with a decrease of $132.4 million or 17.0% in 1995. Short-term borrowings are primarily represented by federal funds purchased and securities sold under agreements to repurchase. The level of short-term borrowings is dependent upon many

                          DAUPHIN DEPOSIT CORPORATION
items such as loan growth, deposit growth and the interest rates paid for these funds. The average cost of short-term borrowings has fluctuated from 4.12% in 1994 to 5.55% in 1995 and to 5.20% in 1996.

LIQUIDITY

  Liquidity management involves meeting the funds flow requirements of customers who may be either depositors wanting to withdraw funds, or borrowers needing assurance that sufficient funds will be available to meet their credit needs.

  Liquidity from asset categories is provided primarily through investment securities with maturities of less than one year and short-term investments, such as deposits with other banks, federal funds sold and other short-term investments. Dauphin's asset liquidity position is strong because of the investment portfolio's maturity structure (Table 5), the amount of short-term investments, the funds provided by loan maturities (Table 7) and the funds available to Dauphin by established federal funds lines of credit. Additionally, Dauphin Deposit Bank and Trust Company is a member of the Federal Home Loan Bank of Pittsburgh. This established credit arrangement provides the Bank with increased liquidity.

  The generation of deposit balances is the primary source of liquidity from liability categories. Total deposits increased by $79.0 million or 2.0% from year-end 1995 to year-end 1996. Table 11 reflects the change in the major classifications of deposits by comparing the year-end balances for the past three years and Table 12 reflects the maturity of large dollar deposits for the same periods. As shown in Table 13, federal funds purchased and other forms of short-term borrowings are also significant sources of liquidity. Dauphin continues to maintain diverse liability funding sources.

TABLE 11--DEPOSITS BY MAJOR CLASSIFICATION

                                                        (IN THOUSANDS)
                                                         DECEMBER 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
Non-interest bearing deposits................. $  521,387 $  518,004 $  464,919
Interest bearing demand deposits..............    504,506    492,079    527,892
Savings deposits..............................    399,008    412,185    481,982
Money market deposit accounts.................    378,286    475,815    529,852
Time deposits.................................  1,656,098  1,592,379  1,239,462
Time deposits of $100,000 or more.............    569,285    459,074    270,777
                                               ---------- ---------- ----------
  Total....................................... $4,028,570 $3,949,536 $3,514,884
                                               ========== ========== ==========

TABLE 12--MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

                                                           (IN THOUSANDS)
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
Three months or less................................ $210,160 $197,691 $162,820
Over three months through six months................   42,147   33,117   26,882
Over six months through twelve months...............   64,169   63,866   27,526
Over twelve months..................................  252,809  164,400   53,549
                                                     -------- -------- --------
  Total............................................. $569,285 $459,074 $270,777
                                                     ======== ======== ========

                          DAUPHIN DEPOSIT CORPORATION
TABLE 13--SHORT-TERM BORROWINGS

                                                  (DOLLARS IN THOUSANDS)
                                                  1996       1995      1994
                                               ----------  --------  --------
Overnight federal funds purchased............. $  522,650  $266,370  $438,490
Term federal funds purchased..................     75,000             260,000
Eurodollars purchased.........................                1,672
Federal Home Loan Bank borrowings.............              149,000
Securities sold under agreements to repur-
 chase........................................    447,581   233,830   196,021
U.S. Treasury tax and loan notes..............     66,399    27,289    46,266
                                               ----------  --------  --------
  Total short-term borrowings................. $1,111,630  $678,161  $940,777
                                               ==========  ========  ========
Average interest rate at year-end.............       5.86%     5.33%     5.88%
Maximum amount outstanding at any month-end... $1,219,758  $958,804  $940,777
Average amount outstanding.................... $  998,730  $646,537  $778,906
Weighted average interest rate................       5.20%     5.55%     4.12%

CAPITAL RESOURCES

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding common stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan, and other appropriate uses. During 1996 and 1995, Dauphin repurchased 297,000 shares for $8.5 million and 630,000 shares for $16.1 million, respectively.

  Total stockholders' equity increased $23.8 million or 4.4% in 1996 compared with an increase of $80.0 million or 17.1% in 1995. The increase for 1996 was due to net income of $70.8 million less dividends declared of $34.7 million, offset by the reduction in net unrealized gains on investments available-for-sale of $12.1 million. The increase for 1995 was due to net income of $65.6 million less dividends declared of $31.2 million and was positively impacted by the change in net unrealized gains on investments available-for-sale of $54.7 million, somewhat offset by the repurchase of outstanding common stock throughout the year of $16.1 million. The ratio of average equity to average assets amounted to 9.62% for 1996, compared with 10.23% for 1995 and 10.27% for 1994. Internal capital generation is measured as the percent of return on average equity multiplied by the percent of earnings retained. The resulting internal capital generation percentage amounted to 6.6% for 1996 compared with 6.7% for 1995 and 7.9% for 1994.

  Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital is the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. Table 14 presents the capital ratios for Dauphin for the past three years calculated at year-end in accordance with these guidelines. At December 31, 1996, Dauphin and its banking subsidiary exceeded all capital requirements and is considered to be "well capitalized".

                          DAUPHIN DEPOSIT CORPORATION
TABLE 14--CAPITAL RATIOS

                                                              DECEMBER 31,
                                                            -------------------
                                                            1996   1995   1994
                                                            -----  -----  -----
Risk-based capital
  Tier 1 ratio............................................. 13.25% 13.99% 13.82%
  Total capital ratio (tier 1 and tier 2).................. 14.03  14.87  14.92
Leverage ratio.............................................  9.47  10.00   9.65

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

  Table 15 presents an interest sensitivity analysis of Dauphin's assets and liabilities at December 31, 1996 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's assumption on certain interest bearing deposits, such as passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 15 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 15 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

  An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at December 31, 1996 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future assets and liabilities changes will also impact Dauphin's net interest income as indicated on Table 2. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

                          DAUPHIN DEPOSIT CORPORATION

TABLE 15--INTEREST SENSITIVITY ANALYSIS

                                          (DOLLARS IN THOUSANDS)
                                            DECEMBER 31, 1996
                          --------------------------------------------------------------
                                       INTEREST SENSITIVITY PERIOD
                          --------------------------------------------------------------
                            MONTH       QUARTER     SIX MONTHS     ANNUAL      5 YEARS
                          ----------   ----------   ----------   ----------   ----------
Earning assets:
  Short-term invest-
   ments................  $   17,379   $   17,379   $   17,379   $   17,379   $   17,379
  Investment securities
   available-for-sale...     532,316      551,974      636,241      820,999    1,846,389
  Assets held for sale..     207,798      207,798      207,798      207,798      207,798
  Loans.................   1,201,838    1,421,149    1,669,075    2,102,192    3,073,525
                          ----------   ----------   ----------   ----------   ----------
    Total...............  $1,959,331   $2,198,300   $2,530,493   $3,148,368   $5,145,091
                          ==========   ==========   ==========   ==========   ==========
Interest bearing liabil-
 ities:
  Deposits..............  $  997,029   $1,243,748   $1,510,702   $1,966,199   $2,581,528
  Short-term
   borrowings...........   1,111,630    1,111,630    1,111,630    1,111,630    1,111,630
  Long-term debt........           6      150,017      150,034      150,068      154,664
                          ----------   ----------   ----------   ----------   ----------
    Total...............  $2,108,665   $2,505,395   $2,772,366   $3,227,897   $3,847,822
                          ==========   ==========   ==========   ==========   ==========
  Interest sensitivity
   gap..................  $ (149,334)  $ (307,095)  $ (241,873)  $  (79,529)  $1,297,269
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................         .93          .88          .91          .98         1.34
  Interest sensitivity
   gap as a percent of
   total assets.........       (2.51)%      (5.16)%      (4.07)%      (1.34)%      21.81%
Regulatory presentation:
  Interest sensitivity
   gap..................  $ (602,912)  $ (760,674)  $ (695,453)  $ (533,111)  $  843,683
  Interest sensitive as-
   sets to interest sen-
   sitive liabilities
   ratio................         .76          .74          .78          .86         1.20
  Interest sensitivity
   gap as a percent of
   total assets.........      (10.14)%     (12.79)%     (11.69)%      (8.96)%      14.19%


RECENTLY ISSUED ACCOUNTING STANDARDS

  On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing this review, if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss (based on the fair value of the asset) is recognized. Otherwise, an impairment loss is not recognized. The adoption did not have a material effect on Dauphin's consolidated financial position or results of operations.

  Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", became effective for Dauphin on January 1, 1996. SFAS 123 establishes a new method of accounting for stock-based compensation arrangements with employees. The new method is a fair value based method rather than the intrinsic value based method that is currently utilized. As permitted by SFAS 123, Dauphin has continued to measure compensation expense for its stock-based employee compensation plans, using the methods as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Note 15 provides pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by SFAS 123 had been applied in measuring compensation expense.

                          DAUPHIN DEPOSIT CORPORATION
  In June 1996, the Financial Standards Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Principally, SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial components approach (for example, focus on assets and liabilities that remain after the transfer takes place) that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

  In addition, SFAS 125 extends the "available-for-sale" or "trading" approach of SFAS 115 to all financial assets that contractually can be prepaid or otherwise settled in such a way that the holder of the asset would not recover substantially all of its recorded investment. Such financial assets can no longer be classified as held to maturity.

  SFAS 125 is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The extension of SFAS 125 to all financial assets subject to prepayment risk is effective for financial assets held on or after January 1, 1997. Management does not believe that this statement will have a material effect on Dauphin's consolidated financial position or results of operations.

                          GLOSSARY OF FINANCIAL TERMS

ALLOWANCE FOR LOAN LOSSES--A reduction in the value of total loans appearing on the company's balance sheet. This allowance represents the amount considered by management to be adequate to cover losses known and inherent in the loan portfolio.

BASIS POINT--A unit of measure for interest yields and rates equivalent to one-hundredth of 1%. One hundred basis points equal one percent.

BOOK VALUE PER SHARE--The value of one share of stock calculated by dividing total stockholders' equity at the end of the period by the total number of shares outstanding at the end of the same period.

DIVIDEND PAYOUT RATIO--The percentage of net income that is paid out as dividends to common stockholders. Dividends reduce stockholders' equity when they are declared by the board of directors.

EARNINGS PER SHARE--Net income divided by the average number of common shares and common stock equivalents outstanding in the period.

FULL-TIME EQUIVALENT EMPLOYMENT--The combination of full-time employees and part-time employees converted to a full-time basis.

GAP--The amount by which interest rate-sensitive assets exceed interest rate-sensitive liabilities for a designated time period is referred to as a positive gap. An excess of liabilities would represent a negative gap.

INTEREST-BEARING LIABILITIES--Liabilities upon which interest is paid, such as savings and time deposits, short-term borrowings, and long-term debt.

INTEREST-EARNING ASSETS--Assets that generate interest income and yield-related fee income, such as loans, short-term investments, and investment securities.

INTEREST RATE SPREAD--The difference between the yield on interest-earning assets (taxable equivalent basis) and the rate paid on interest-bearing liabilities.

INTEREST-SENSITIVE ASSETS/LIABILITIES--Assets and liabilities whose yields or rates can change within a designated time period due either to their maturity during this period or to the contractual ability of a bank to change the yield/rate during this period.

LEVERAGE RATIO--A regulatory measure of capital adequacy (Tier 1 capital as a percent of assets). The asset base used in the calculation of this ratio represents average assets (less goodwill) reported in the company's regulatory reports. This is a key regulatory capital requirement with the minimum amount allowed of 3% capital as a percent of assets. Regulations define a well capitalized institution as having a ratio of 5% or more.

LIQUIDITY--The ability of an institution to meet its cash flow requirements, whether from depositors wanting to withdraw funds and borrowers wanting to be assured that their credit needs will be met.

MORTGAGE SERVICING RIGHTS--The cost of acquiring from third parties the right to service mortgage loans (purchased mortgage servicing rights) or the fair value of those servicing rights on loans originated and sold (originated mortgage servicing rights).

NET INTEREST INCOME--The difference between interest income collected from earning assets and interest paid on deposits and borrowed funds.

NET INTEREST MARGIN--A measurement of how much interest income the company collects on its interest-earning assets in excess of the interest cost of funding them. It is computed by dividing taxable equivalent net interest income by average interest-earning assets.

NON-ACCRUAL LOANS--Loans on which accruals of interest have been discontinued due to the borrower's financial difficulties.

NON-PERFORMING ASSETS--The sum of loans on which interest income is not being accrued, loans past due 90 or more days as to principal or interest payments, restructured loans on which the interest rates or terms of repayment have been materially revised and real estate which has been acquired through foreclosure.

                          GLOSSARY OF FINANCIAL TERMS

NON-PERFORMING LOANS--The total of non-accrual loans, loans past due 90 or more days as to principal or interest payments, and restructured loans. This amount is usually expressed as a percentage of total loans.

POOLING-OF-INTERESTS METHOD--An accounting method for a business combination whereby the assets, liabilities, income and expense of the separate companies are combined. Prior period financial information is restated, as if the separate companies had always been united as a single company.

PROVISION FOR LOAN LOSSES--A charge to earnings which appears on the company's income statement. This charge is made to adjust the allowance for loan losses to a level deemed by management to be adequate.

PURCHASE METHOD--An accounting method for a business combination by recording at their current market value the assets acquired and liabilities assumed. Goodwill and other intangible assets may be created by this accounting method.

RESTRUCTURED LOANS--A loan is considered restructured when a bank for economic or legal reasons related to the debtor's financial difficulties grants a concession to the debtor that it would not otherwise consider.

RETURN ON AVERAGE ASSETS--A measure of profitability that is calculated by dividing net income by total average assets.

RETURN ON AVERAGE STOCKHOLDERS' EQUITY--A measure of profitability that indicates the rate of return earned on stockholders' investment. It is calculated by dividing net income by total average common stockholders' equity.

RISK-BASED CAPITAL RATIO--A regulatory measure of capital adequacy that relates capital to the risk characteristics of the company's activities, regardless of whether those activities are accounted for on or off its balance sheet. The numerator of this ratio is qualifying regulatory capital (Tier 1 and Tier 2, as defined below). The denominator is period-end assets and off-balance sheet items, risk-weighted by applying one of four risk factors in accordance with the regulators' perceived credit risks.

SECURITIES AVAILABLE-FOR-SALE--Securities that will be held for indefinite periods of time and which may be sold as part of the bank's asset/liability strategy. These securities are recorded at their current market value rather than at their historical amortized cost.

TAXABLE EQUIVALENT INCOME--Tax-exempt interest income which, for comparative purposes, has been increased by an amount equivalent to the federal income taxes that would have been paid if income on tax-exempt investments and loans were taxable at the statutory rate of 35%.

TIER 1 CAPITAL--Common stock, certain preferred stock, surplus and retained earnings, less goodwill. Regulations require a minimum Tier 1 capital ratio of 4%. Regulations define a well capitalized institution as having a ratio of 6% or more.

TOTAL CAPITAL (TIER 1 PLUS TIER 2)--The sum of Tier 1 capital and all or a portion of the allowance for loan losses, certain preferred stock and subordinated debt. Regulations require a minimum total capital ratio of 8%. Regulations define a well capitalized institution as having a ratio of 10% or more.

UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE-FOR-SALE--The amount by which the fair value of the investment portfolio exceeds (or is less than) its book value.

                          DAUPHIN DEPOSIT CORPORATION

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements and documents are set forth in this Annual Report on Form 10-K on the following pages:

Dauphin Deposit Corporation and Subsidiaries
  Consolidated Balance Sheets...............................................  35
  Consolidated Statements of Income.........................................  36
  Consolidated Statements of Stockholders' Equity...........................  37
  Consolidated Statements of Cash Flows.....................................  38
  Notes to Consolidated Financial Statements................................  39
Independent Auditors' Report................................................  68

                  Dauphin Deposit Corporation and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                      (DOLLARS IN THOUSANDS)
                                                         1996         1995
                                                      -----------  -----------
ASSETS
Cash and due from banks.............................. $   176,024  $   218,785
                                                      -----------  -----------
Short-term investments
  Interest bearing deposits..........................       1,494        8,523
  Federal funds sold and securities purchased under
   agreements to resell..............................      15,200        3,050
  Other short-term investments.......................         685
                                                      -----------  -----------
    Total short-term investments.....................      17,379       11,573
                                                      -----------  -----------
Investment securities available-for-sale, at fair
 value...............................................   2,170,207    1,860,869
Assets held for sale, primarily mortgage loans.......     207,798       87,782
Loans (net of unearned income).......................   3,200,034    2,981,338
Allowance for loan losses............................     (42,885)     (41,737)
                                                      -----------  -----------
    Total net loans..................................   3,157,149    2,939,601
                                                      -----------  -----------
Premises and equipment...............................      73,826       71,562
Other assets.........................................     145,303      107,177
                                                      -----------  -----------
    Total assets..................................... $ 5,947,686  $ 5,297,349
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest bearing............................... $   521,387  $   518,004
  Interest bearing...................................   3,507,183    3,431,532
                                                      -----------  -----------
    Total deposits...................................   4,028,570    3,949,536
Short-term borrowings................................   1,111,630      678,161
Long-term debt.......................................     154,771       40,599
Accrued expenses and taxes...........................      82,270       82,450
                                                      -----------  -----------
    Total liabilities................................   5,377,241    4,750,746
                                                      -----------  -----------
Stockholders' equity
  Preferred stock, $25 par value; 10,000,000 shares
  authorized but unissued
   Common stock, $5 par value; 200,000,000 shares
   authorized, 32,641,614 issued of which 1,974,885
   and 2,013,771 shares are held as treasury stock,
   respectively......................................     163,208      163,208
  Additional paid-in capital.........................      11,084       11,103
  Retained earnings..................................     444,316      408,274
  Unrealized gains on securities available-for-sale,
   net of deferred taxes.............................       1,577       13,650
                                                      -----------  -----------
                                                          620,185      596,235
  Less: Treasury stock--at cost......................     (49,740)     (49,632)
                                                      -----------  -----------
    Total stockholders' equity.......................     570,445      546,603
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 5,947,686  $ 5,297,349
                                                      ===========  ===========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994

                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               1996               1995               1994
                          ---------------    ---------------    ---------------
Interest income
  Interest and fees on
   loans and leases......        $252,975           $245,440           $207,648
  Interest and dividends
   on investment
   securities
    Taxable..............         114,837             93,498             96,797
    Exempt from federal
     income taxes........          17,786             17,997             23,602
  Interest on deposits...             211                365                337
  Interest on assets held
   for sale..............          12,050              5,589              2,120
  Interest on federal
   funds sold and other
   short-term
   investments...........             745                755                603
                          ---------------    ---------------    ---------------
    Total interest
     income..............         398,604            363,644            331,107
                          ---------------    ---------------    ---------------
Interest expense
  Interest on deposits
    Savings deposits.....          28,193             32,218             36,675
    Time deposits........          96,481             87,949             62,072
    Time deposits in
     denominations of
     $100,000 or more....          36,240             27,335             15,140
                          ---------------    ---------------    ---------------
                                  160,914            147,502            113,887
  Interest on short-term
   borrowings............          51,937             35,880             32,056
  Interest on long-term
   debt..................           3,269              4,549              6,698
                          ---------------    ---------------    ---------------
    Total interest
     expense.............         216,120            187,931            152,641
                          ---------------    ---------------    ---------------
    Net interest income..         182,484            175,713            178,466
Provision for loan
 losses..................           6,000              5,608              7,494
                          ---------------    ---------------    ---------------
    Net interest income
     after provision for
     loan losses.........         176,484            170,105            170,972
                          ---------------    ---------------    ---------------
Non-interest income
  Fiduciary activities...          19,426             16,807             16,363
  Service charges on
   deposit accounts......          12,819             11,019             11,598
  Other service charges
   and fees..............          14,472             12,554             11,272
  Broker/dealer
   commissions and fees..           9,098              6,034              7,783
  Mortgage banking.......          32,394             18,730              7,462
  Securities gains, net..           1,634              2,261              3,304
  Other..................           4,060              4,384              3,165
                          ---------------    ---------------    ---------------
    Total non-interest
     income..............          93,903             71,789             60,947
                          ---------------    ---------------    ---------------
Non-interest expense
  Salaries and employee
   benefits..............          95,680             81,268             72,556
  Net occupancy expense..          10,793              9,396              8,990
  Furniture and equipment
   expense...............          13,878             11,075              9,567
  Deposit insurance......               2              4,095              7,909
  Other..................          54,085             47,285             40,096
                          ---------------    ---------------    ---------------
    Total non-interest
     expense.............         174,438            153,119            139,118
                          ---------------    ---------------    ---------------
Income before income
 taxes...................          95,949             88,775             92,801
Provision for income
 taxes...................          25,177             23,210             22,762
                          ---------------    ---------------    ---------------
Net income...............        $ 70,772           $ 65,565           $ 70,039
                          ===============    ===============    ===============
Net income per share.....        $   2.30           $   2.12           $   2.18
Cash dividends declared
 per share...............       $   1.13 1/2       $   1.01 1/2        $    .94
Weighted average number
 of shares outstanding...      30,820,019         30,966,258         32,169,734

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

                                                             (DOLLARS IN THOUSANDS)
                                                                                           NET UNREALIZED
                             COMMON STOCK     ADDITIONAL             TREASURY STOCK        GAIN (LOSS) ON       TOTAL
                          -------------------  PAID-IN   RETAINED  --------------------      SECURITIES     STOCKHOLDERS'
                            SHARES    AMOUNT   CAPITAL   EARNINGS    SHARES     AMOUNT   AVAILABLE-FOR-SALE    EQUITY
                          ---------- -------- ---------- --------  ----------  --------  ------------------ -------------
BALANCE, DECEMBER 31,
 1993...................  32,641,614 $163,208  $11,213   $333,774    (134,200)  ($2,120)      $               $506,075
Cumulative effect of
 adoption of SFAS 115,
 net of taxes...........                                                                        42,080          42,080
Net income..............                                   70,039                                               70,039
Cash dividends
 declared...............                                  (29,892)                                             (29,892)
Acquisition of treasury
 stock..................                                           (1,744,500)  (42,413)                       (42,413)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                           419                 70,340     1,068                          1,487
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                           (21)                24,409       317                            296
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           (26)                60,606     1,539                          1,513
Debentures converted to
 common stock...........                            37                 26,898       395                            432
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale, net of
 taxes..................                                                                       (83,116)        (83,116)
Tax benefit of stock
 option transactions....                           148                                                             148
                          ---------- --------  -------   --------  ----------  --------       --------        --------
BALANCE, DECEMBER 31,
 1994...................  32,641,614  163,208   11,770    373,921  (1,696,447)  (41,214)       (41,036)        466,649
Net income..............                                   65,565                                               65,565
Cash dividends
 declared...............                                  (31,212)                                             (31,212)
Acquisition of treasury
 stock..................                                             (630,000)  (16,063)                       (16,063)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                          (239)                68,429     1,664                          1,425
Sale of treasury stock
 under the Stock Option
 Plan of 1986...........                          (998)               101,742     2,476                          1,478
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           115                126,446     3,110                          3,225
Debentures converted to
 common stock...........                          (137)                16,059       395                            258
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale, net of
 taxes..................                                                                        54,686          54,686
Tax benefit of stock
 option transactions....                           386                                                             386
Impact of Performance
 Share Agreements.......                           206                                                             206
                          ---------- --------  -------   --------  ----------  --------       --------        --------
BALANCE, DECEMBER 31,
 1995...................  32,641,614  163,208   11,103    408,274  (2,013,771)  (49,632)        13,650         546,603
Net income..............                                   70,772                                               70,772
Cash dividends
 declared...............                                  (34,730)                                             (34,730)
Acquisition of treasury
 stock..................                                             (297,000)   (8,455)                        (8,455)
Sale of treasury stock
 to Employee Stock
 Purchase Plan..........                          (348)                85,920     2,137                          1,789
Sale of treasury stock
 under the Stock Option
 Plan of 1986 and the
 Stock Incentive Plan of
 1995...................                          (766)                99,649     2,442                          1,676
Sale of treasury stock
 under the Dividend
 Reinvestment and Stock
 Purchase Plan..........                           494                117,009     2,930                          3,424
Debentures converted to
 common stock...........                          (303)                33,308       838                            535
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale, net of
 taxes..................                                                                       (12,073)        (12,073)
Tax benefit of stock
 option transactions....                           437                                                             437
Impact of Performance
 Share Agreements.......                           467                                                             467
                          ---------- --------  -------   --------  ----------  --------       --------        --------
BALANCE, DECEMBER 31,
 1996...................  32,641,614 $163,208  $11,084   $444,316  (1,974,885) $(49,740)      $  1,577        $570,445
                          ========== ========  =======   ========  ==========  ========       ========        ========

          See accompanying notes to consolidated financial statements.

                  Dauphin Deposit Corporation and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                                      (IN THOUSANDS)
                                                 1996        1995       1994
                                              -----------  ---------  ---------
Operating activities
  Net income................................  $    70,772  $  65,565  $  70,039
  Adjustments:
    Provision for loan losses...............        6,000      5,608      7,494
    Provision for depreciation, amortization
     and accretion..........................        6,633     11,316     11,867
    Provision for deferred income taxes.....        3,165      4,133      3,994
    Securities gains, net...................       (1,634)    (2,261)    (3,304)
    (Increase) decrease in interest
     receivable.............................       (4,445)     1,325     (2,222)
    Increase (decrease) in accrued expenses
     and taxes..............................          880     19,013     (3,064)
    Gain on sale of loans held for sale.....       (2,427)    (5,961)    (1,473)
    Net increase in assets held for sale....     (117,589)   (35,599)      (294)
    Other, net..............................      (46,803)   (13,918)   (14,339)
                                              -----------  ---------  ---------
      Net cash provided (used) by operating
       activities...........................      (85,448)    49,221     68,698
                                              -----------  ---------  ---------
Investing activities
  Proceeds from sales of investment
   securities available-for-sale............       96,879    252,613    201,395
  Proceeds from maturities of investment
   securities available-for-sale............      657,471    356,977    480,030
  Purchases of investment securities
   available-for-sale.......................   (1,043,171)  (526,811)  (481,357)
  Net increase in loans.....................     (236,734)  (231,067)  (330,366)
  Sale of residential mortgage and other
   consumer loans...........................                  39,507     52,544
  Net purchases of premises and equipment...      (11,546)   (12,139)    (8,268)
  Net proceeds from sale of subsidiary,
   Farmers Savings Bank, FSB................                                797
  Purchase of Eastern Mortgage Services,
   Inc......................................                            (21,038)
                                              -----------  ---------  ---------
      Net cash used for investing
       activities...........................     (537,101)  (120,920)  (106,263)
                                              -----------  ---------  ---------
Financing activities
  Net increase (decrease) in deposit
   accounts.................................       79,034    434,652    (60,410)
  Net increase (decrease) in short-term
   borrowings...............................      433,469   (262,616)   224,869
  Issuance of long-term debt................      150,000
  Repayments of long-term debt..............      (35,293)   (51,097)      (122)
  Issuance of treasury stock................        6,837      6,083      3,281
  Acquisition of treasury stock.............       (8,455)   (16,063)   (42,413)
  Cash dividends paid.......................      (33,654)   (30,836)   (29,024)
                                              -----------  ---------  ---------
      Net cash provided by financing
       activities...........................      591,938     80,123     96,181
                                              -----------  ---------  ---------
      Increase (decrease) in cash and cash
       equivalents..........................      (30,611)     8,424     58,616
Cash and cash equivalents at beginning of
 period.....................................      219,335    210,911    152,295
                                              -----------  ---------  ---------
Cash and cash equivalents at end of period..  $   188,724  $ 219,335  $ 210,911
                                              ===========  =========  =========
Cash........................................  $   176,024  $ 218,785  $ 202,911
Overnight federal funds sold................       12,700        550
                                              -----------  ---------  ---------
Total cash and cash equivalents at end of
 period.....................................  $   188,724  $ 219,335  $ 202,911
                                              ===========  =========  =========
Total interest paid.........................  $   214,016  $ 182,478  $ 153,527
Total income taxes paid.....................       17,951     12,715     20,495
Schedule of non-cash investing and financing
 activities:
  Loans charged off.........................        9,485      8,176      9,400
  Net loan transfers to other real estate
   owned....................................        3,073      2,508      4,563
  Conversion of convertible subordinated
   debentures...............................          535        258        432
  Securitization of mortgage loans..........       23,865     77,085

          See accompanying notes to consolidated financial statements.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The material estimates that are particularly susceptible to significant change in the near-term relate to the valuation of assets held for sale, the determination of the allowance for loan losses, and the valuation of mortgage servicing rights.

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Dauphin and subsidiaries, including its principal subsidiary, the Bank, which includes the Bank of Pennsylvania, Farmers Bank and Valleybank Divisions. All material intercompany balances and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  Investments are to be classified in one of three categories and accounted for as follows: 1) debt securities Dauphin has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. Management has determined that the entire investment securities portfolio is classified as available-for-sale.

  Premiums and discounts are amortized and accreted over the term of the related securities using a method that approximates the interest method, adjusted for prepayments. Realized gains or losses on the sale of investment securities (determined by the specific identification method) are shown separately in the

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
consolidated statements of income. A decline in the fair value of any investment below cost that is deemed other than temporary results in a reduction of the carrying amount to fair value through a charge to income. Dividend and interest income are recognized when earned.

ASSETS HELD FOR SALE

  Assets held for sale consist of the securities inventory of Hopper Soliday and the loans held for sale inventory of Eastern Mortgage. The securities inventory is recorded at current quoted fair value. The loans held for sale are carried at the lower of aggregate cost or estimated fair value with unrealized losses, if any, recognized through a provision included in non-interest income from mortgage banking. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

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

  Generally, all non-accrual loans are deemed to be impaired. In addition, management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that Dauphin will be unable to collect all amounts due according to the contractual terms of the loan agreement. In evaluating whether a loan is impaired, management considers not only the amount that Dauphin expects to collect but also the timing of collection. Generally, if a delay in payment is insignificant (for example, less than 90 days), a loan is not deemed to be impaired.

  When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, at the loan's market price or fair value of the collateral if the loan is collateral dependent. The majority of loans deemed to be impaired by management are collateral dependent. Loans are evaluated individually for impairment. Dauphin excludes smaller balance, homogeneous loans (for example, primarily consumer and residential mortgages) from the evaluation for impairment. Impairment losses are included in the allowance for loan losses. Impaired loans are charged off when management believes that the ultimate collectibility of a loan is not likely.

  Income for impaired loans that are on non-accrual status is recognized using the cash basis, while interest on impaired loans that are still accruing is recognized using the accrual method.

  Loan fees and costs of loan origination are deferred and recognized over the life of the loan as a component of interest income, adjusted for prepayments. The amortization of deferred fees and costs is discontinued on non-accrual loans.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

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

PREMISES AND EQUIPMENT

  Premises and equipment are stated at cost less accumulated depreciation and amortization. Premises and equipment under capitalized leases are recorded at the lower of the present value of minimum lease payments or the fair value of the leased assets determined at the inception of the lease term. Depreciation charged to operating expense, including amounts applicable to capitalized leases, is computed on the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes. Leasehold improvements are capitalized and amortized over the lives of the respective leases or the estimated useful life of the leasehold improvement, whichever is shorter. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. Maintenance, repairs and minor improvements are charged to expense as incurred; significant renewals and betterments are capitalized.

OTHER ASSETS

  Goodwill is the excess of the purchase price over the fair value of net assets of entities acquired through business combinations that are recorded using the purchase method of accounting. Included in other assets is $13.7 million and $15.5 million of goodwill at December 31, 1996 and 1995, respectively. Goodwill is being amortized using the straight-line method over periods not exceeding 15 years.

  On January 1, 1996, Dauphin adopted the provisions of Statement of Financial Accountings Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption did not have a material effect on Dauphin's consolidated financial position or results of operations.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  Dauphin measures the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. Impairment of servicing rights is recognized through a valuation allowance. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, Dauphin stratifies those rights based on the predominant risk characteristics of the underlying loans. Dauphin primarily stratifies mortgage servicing rights by loan type (for example, conventional or government guaranteed and adjustable-rate or fixed-rate mortgage loans) and interest rate. Valuation techniques for measuring fair value incorporate assumptions that market participants use in estimating future servicing income and expense, including assumptions about prepayment, default and interest rates.

DERIVATIVES

  Dauphin's mortgage subsidiary, Eastern Mortgage, has limited involvement with derivative financial instruments. Derivatives are primarily used to manage well-defined interest rate risks, as described in Note 17.

TRUST ASSETS

  Assets held by the Bank in a fiduciary or agency capacity are not included in the consolidated financial statements since such assets are not assets of the Bank. Income from fiduciary activities is recorded on an accrual basis.

BENEFIT PLANS

  Pension plan costs for Dauphin's defined benefit plans are accounted for using the projected unit credit method for measuring net periodic pension cost over the employees' service lives.

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

NET INCOME PER SHARE

  Net income per share is computed based upon the weighted average number of common shares outstanding and dilutive common equivalent shares from stock options and performance shares using the treasury stock method. The difference between primary and fully diluted earnings per share is not significant in any year.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

CONSOLIDATED STATEMENT OF CASH FLOWS

  For purposes of the consolidated statement of cash flows, Dauphin considers cash and due from banks and overnight federal funds sold to be cash and cash equivalents.

RECLASSIFICATIONS

  Certain reclassifications have been made to prior year amounts to conform with current year classifications.

2--MERGERS AND ACQUISITIONS

ALLIED IRISH BANKS, P.L.C.

  On January 21, 1997, the Board of Directors of Dauphin approved, and Dauphin entered into, an Agreement and Plan of Merger (Merger Agreement) with Allied Irish Banks, p.l.c. (AIB) and its United States banking subsidiary, First Maryland Bancorp (FMB). The Merger Agreement provides for the merger of Dauphin into FMB, with FMB as the surviving corporation (Merger).

  In the Merger, shareholders of Dauphin will receive, in exchange for their shares of Common Stock, either (i) $43 in cash (Per Share Cash Consideration) or (ii) that number (Exchange Ratio) of AIB American Depository Shares (AIB
ADS) having a Closing Market Price (as defined below) equal to $43, provided, that if the Closing Market Price of an AIB ADS is less than $37 per AIB ADS then the Exchange Ratio will be fixed at 1.162 and if the Closing Price of an AIB ADS is greater than $43 per AIB ADS then the Exchange Ratio will be fixed at 1.000 (Per Share Stock Consideration). If the market price of an AIB ADS as of a determination date shortly prior to closing is less than $32 (corresponding to a value of the Per Share Stock Consideration of $37.19), then Dauphin has the right to terminate the Merger Agreement unless AIB adjusts the Exchange Ratio such that the value of the Per Share Stock Consideration is not less than $37.19.

  AIB ADS are traded on the New York Stock Exchange under the symbol AIB. Each AIB ADS represents six ordinary shares of AIB (AIB Ordinary Shares), which are traded on the London and Irish stock exchanges, and may be converted into AIB Ordinary Shares at any time.

  The Closing Market Price means the average closing price on the New York Stock Exchange for the ten New York Stock Exchange trading days ending on the fifth business day prior to the closing date of the Merger.

  Shareholders of Dauphin will be entitled to elect whether to receive the Per Share Cash Consideration or the Per Share Stock Consideration for their shares, provided that not less than 51% of the outstanding shares of Dauphin's Common Stock will be exchanged for the Per Share Stock Consideration. If elections to receive the Per Share Stock Consideration, combined with shares as to which no election is made, constitute less than 51% of the outstanding shares of Dauphin's Common Stock, then shares as to which an election has been made to receive the Per Share Cash Consideration will be selected at random to be exchanged for the Per Share Stock Consideration notwithstanding such election.

  In connection with the Merger Agreement, Dauphin has entered into a Stock Option Agreement in favor of AIB, granting AIB an option to acquire 6,112,088 shares of Dauphin's Common Stock (19.9% of the outstanding shares) at an exercise price of $33 3/16 per share.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  The Merger is subject to regulatory approvals in the United States and Ireland, and will require the approval of the shareholders of Dauphin and AIB. It is anticipated that the Merger will be consummated in the third quarter of 1997. The merger is not expected to have a material impact on the realizability of Dauphin's assets and liabilities.

EASTERN MORTGAGE

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

3--RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS AND INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these required reserve balances at December 31, 1996 and 1995 was approximately $41,306,000 and $80,353,000, respectively.

  The Bank is required to maintain an investment in Federal Home Bank of Pittsburgh stock of $15,559,200 which is carried at original cost and included with equity securities.

4--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The amortized cost and fair value of investment securities available-for-sale are as follows:

                                                  (IN THOUSANDS)
                                                 DECEMBER 31, 1996
                                    -------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations.....................  $  799,155  $ 1,154    $ (7,151) $  793,158
Obligations of states and
 political subdivisions...........     345,020   12,026      (1,517)    355,529
Debt securities issued by foreign
 governments......................       1,000                            1,000
Corporate securities..............      11,515       82          (1)     11,596
Mortgage-backed securities........     955,421    6,556      (9,700)    952,277
                                    ----------  -------    --------  ----------
  Total debt securities...........   2,112,111   19,818     (18,369)  2,113,560
Equity securities.................      55,669      978                  56,647
                                    ----------  -------    --------  ----------
  Total investment securities
   available-for-sale.............  $2,167,780  $20,796    $(18,369) $2,170,207
                                    ==========  =======    ========  ==========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

                                                  (IN THOUSANDS)
                                                 DECEMBER 31, 1995
                                    -------------------------------------------
                                                 GROSS      GROSS
                                    AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
U.S. Treasury securities and other
 U.S. government agencies and
 corporations.....................  $  804,086  $ 6,413    $  (136)  $  810,363
Obligations of states and
 political subdivisions...........     287,697   15,639       (634)     302,702
Debt securities issued by foreign
 governments......................         800                              800
Corporate securities..............      22,736      351                  23,087
Mortgage-backed securities........     705,279    7,215     (7,882)     704,612
                                    ----------  -------    -------   ----------
  Total debt securities...........   1,820,598   29,618     (8,652)   1,841,564
Equity securities.................      19,272       33                  19,305
                                    ----------  -------    -------   ----------
  Total investment securities
   available-for-sale.............  $1,839,870  $29,651    $(8,652)  $1,860,869
                                    ==========  =======    =======   ==========

  The amortized cost and fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             (IN THOUSANDS)
                                                            DECEMBER 31, 1996
                                                          ---------------------
                                                          AMORTIZED     FAIR
                                                             COST      VALUE
                                                          ---------- ----------
     Due in one year or less............................. $  194,540 $  195,716
     Due after one year through five years...............    670,439    667,467
     Due after five years through ten years..............    168,253    171,740
     Due after ten years.................................    123,458    126,360
                                                          ---------- ----------
                                                           1,156,690  1,161,283
     Mortgage-backed securities..........................    955,421    952,277
                                                          ---------- ----------
       Total debt securities............................. $2,112,111 $2,113,560
                                                          ========== ==========

  Gains and losses from sales of investment securities available-for-sale are as follows:

                                                           (IN THOUSANDS)
                                                         1996    1995    1994
                                                        ------  ------  ------
   Debt securities
     Gross gains....................................... $1,670  $3,496  $3,366
     Gross losses......................................    (43) (1,235) (1,007)
                                                        ------  ------  ------
       Total debt securities...........................  1,627   2,261   2,359
   Equity securities, net..............................      7             945
                                                        ------  ------  ------
       Total securities gains.......................... $1,634  $2,261  $3,304
                                                        ======  ======  ======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
  Proceeds from sales of investment securities available-for-sale are as follows:

                                                            (IN THOUSANDS)
                                                        1996     1995     1994
                                                       ------- -------- --------
   Debt securities.................................... $96,481 $252,613 $199,083
   Equity securities..................................     398             2,312
                                                       ------- -------- --------
     Total proceeds................................... $96,879 $252,613 $201,395
                                                       ======= ======== ========

  Securities with a carrying value of $1,526,658,000 at December 31, 1996 and $1,053,541,000 at December 31, 1995 are pledged to secure public deposits and for other purposes as provided by law.

5--LOANS

  The loan portfolio, net of unearned income, at December 31, 1996 and 1995 is as follows:

                                                            (IN THOUSANDS)
                                                            1996        1995
                                                         ----------  ----------
     Commercial, financial and agricultural:
       Commercial secured by real estate................ $  732,953  $  640,670
       Agricultural.....................................     36,290      36,415
       Other............................................    795,202     719,137
     Real estate, construction..........................    114,234      97,444
     Real estate, residential...........................    391,105     446,059
     Consumer:
       Home equity......................................    451,742     385,194
       Installment and credit card......................    481,073     507,425
     Lease financing....................................    198,850     150,943
     Unearned income....................................     (1,415)     (1,949)
                                                         ----------  ----------
         Total loans.................................... $3,200,034  $2,981,338
                                                         ==========  ==========

  Included within the loan portfolio are loans on which the Bank has ceased the accrual of interest and restructured loans. Such loans amounted to $16,154,000 and $12,103,000 at December 31, 1996 and 1995, respectively. If interest income had been recorded on all such loans outstanding during the years 1996, 1995 and 1994, interest income would have been increased as shown in the following table:

                                                               (IN THOUSANDS)
                                                              1996 1995  1994
                                                              ---- ---- ------
      Interest income which would have been recorded under
       original terms........................................ $759 $743 $1,187
      Interest income recorded during the period.............  326  395    477
                                                              ---- ---- ------
      Net impact on interest income.......................... $433 $348 $  710
                                                              ==== ==== ======

  On December 31, 1996 and 1995 the balance of impaired loans was $12.1 million and $11.7 million, respectively. In 1996, impaired loans of $10.5 million have a related allowance for loan losses of $4.7 million and the remaining impaired loans of $1.6 million have no related allowance for loan losses. In 1995, impaired loans of $8.2 million have a related allowance for loan losses of $3.8 million and the remaining impaired loans of $3.5 million have no related allowance for loan losses. The average balance of impaired loans for 1996 and 1995 was $13.3 million and $8.4 million and the interest recognized for the year was $1.3 million and $.7 million,

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
respectively. The interest income includes $1.0 million and $.4 million, respectively, that was recorded on the cash basis.

  The Bank does not have any significant commitments to lend additional funds on non-accrual, restructured or impaired loans at December 31, 1996.

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

                                                                  (IN THOUSANDS)
     Balance--January 1, 1996....................................   $ 119,393
     New loans...................................................     219,352
     Repayments..................................................    (217,461)
                                                                    ---------
     Balance--December 31, 1996..................................   $ 121,284
                                                                    =========

6--ALLOWANCE FOR LOAN LOSSES

  An analysis of the changes in the allowance for loan losses is as follows:

                                                            (IN THOUSANDS)
                                                         1996    1995    1994
                                                        ------- ------- -------
     Balance, beginning of year........................ $41,737 $40,216 $39,182
       Allowance of subsidiary sold....................                    (101)
       Provision charged to operations.................   6,000   5,608   7,494
       Recoveries on loans charged off.................   4,633   4,089   3,041
                                                        ------- ------- -------
                                                         52,370  49,913  49,616
       Loans charged off...............................   9,485   8,176   9,400
                                                        ------- ------- -------
     Balance, end of year.............................. $42,885 $41,737 $40,216
                                                        ======= ======= =======

7--PREMISES AND EQUIPMENT

  A summary of premises and equipment at December 31, 1996 and 1995 is as follows:

                                                            (IN THOUSANDS)
                                               ESTIMATED   ------------------
                                              USEFUL LIFE    1996      1995
                                             ------------- --------  --------
     Land...................................               $ 10,200  $ 10,352
     Premises............................... 5 to 40 years   77,171    75,659
     Leasehold improvements................. 2 to 40 years    4,080     2,476
     Equipment.............................. 3 to 10 years   55,607    55,753
                                                           --------  --------
                                                            147,058   144,240
     Accumulated depreciation and
      amortization..........................                (73,232)  (72,678)
                                                           --------  --------
         Total..............................               $ 73,826  $ 71,562
                                                           ========  ========

  Depreciation and amortization amounted to $9,205,000 for 1996, $7,665,000 for 1995 and $6,834,000 for 1994.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

8--MORTGAGE BANKING

  Mortgage loans serviced for others are not included in the consolidated balance sheets. The outstanding balance of these loans at year-end and a breakdown of mortgage banking income during the year are presented below:

                                                      (IN THOUSANDS)
                                                1996       1995       1994
                                             ---------- ---------- ----------
     Total loans serviced for others at
      year-end.............................. $1,400,722 $1,283,435 $1,015,745
                                             ========== ========== ==========
     Gain on sale of loans.................. $    2,116 $    1,946 $    1,757
     Other origination income...............      7,029      5,989      2,841
     Mortgage servicing fees, net...........     21,993      9,749      1,241
     Gain on sale of servicing..............      1,256      1,046      1,623
                                             ---------- ---------- ----------
       Total mortgage banking income........ $   32,394 $   18,730 $    7,462
                                             ========== ========== ==========

  An analysis of the activity of excess, purchased, and originated mortgage servicing rights for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                          (IN THOUSANDS)
                                                    EXCESS  PURCHASED ORIGINATED
                                                    ------  --------- ----------
     Balance--January 1, 1994...................... $1,607   $         $
     Additions.....................................  1,434    8,547
     Amortization..................................   (588)    (503)
                                                    ------   ------    -------
     Balance--December 31, 1994....................  2,453    8,044
     Additions.....................................    546               7,169
     Amortization..................................   (911)  (1,641)      (495)
                                                    ------   ------    -------
     Balance--December 31, 1995....................  2,088    6,403      6,674
     Additions.....................................             435     18,233
     Sales.........................................          (3,822)   (12,169)
     Amortization..................................   (599)    (630)      (899)
                                                    ------   ------    -------
     Balance--December 31, 1996.................... $1,489   $2,386    $11,839
                                                    ======   ======    =======

  The fair value of purchased and originated servicing rights was $14.7 million at December 31, 1996. As of and for the year ended December 31, 1996, there was no valuation allowance for purchased and originated servicing rights.

9--DEPOSITS

  A summary of deposits at December 31, 1996 and 1995 is as follows:

                                                             (IN THOUSANDS)
                                                             1996       1995
                                                          ---------- ----------
   Non-interest bearing deposits......................... $  521,387 $  518,004
   Interest bearing demand deposits......................    504,506    492,079
   Savings deposits......................................    399,008    412,185
   Money market deposit accounts.........................    378,286    475,815
   Time deposits.........................................  1,656,098  1,592,379
   Time deposits of $100,000 or more.....................    569,285    459,074
                                                          ---------- ----------
     Total............................................... $4,028,570 $3,949,536
                                                          ========== ==========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
  Maturities of time deposits for each of the next five years are as follows:

                                                                  (IN THOUSANDS)
   1997..........................................................   $1,450,510
   1998..........................................................      481,482
   1999..........................................................      109,658
   2000..........................................................       45,401
   2001..........................................................       95,613

10--SHORT-TERM BORROWINGS

  Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings generally mature within one to ninety days from the transaction date.

  A summary of aggregate short-term borrowings is as follows for the years ended December 31, 1996, 1995 and 1994:

                                                  (DOLLARS IN THOUSANDS)
                                                  1996       1995      1994
                                               ----------  --------  --------
   Overnight federal funds purchased.......... $  522,650  $266,370  $438,490
   Term federal funds purchased...............     75,000             260,000
   Eurodollars purchased......................                1,672
   Federal Home Loan Bank borrowings..........              149,000
   Securities sold under agreements to
    repurchase................................    447,581   233,830   196,021
   U.S. Treasury tax and loan notes...........     66,399    27,289    46,266
                                               ----------  --------  --------
     Total short-term borrowings.............. $1,111,630  $678,161  $940,777
                                               ==========  ========  ========
   Average interest rate at year-end..........       5.86%     5.33%     5.88%
   Maximum amount outstanding at any month-
    end....................................... $1,219,758  $958,804  $940,777
   Average amount outstanding................. $  998,730  $646,537  $778,906
   Weighted average interest rate.............       5.20%     5.55%     4.12%

  The securities that serve as collateral for the securities sold under agreements to repurchase are under Dauphin's control.

  The Bank has approved federal funds lines of credit that amounted to approximately $1,852,000,000 at December 31, 1996.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

11--LONG-TERM DEBT

  The following is a summary of long-term debt at December 31, 1996 and 1995:

                                                               (IN THOUSANDS)
                                                                1996    1995
                                                              -------- -------
   Dauphin Deposit Corporation
    8.70% Senior Notes due 1996.............................. $        $35,000
    9% Convertible Subordinated Debentures due June 1999,
     convertible into common stock at $16.06 per share.......    4,420   4,955
    Variable rate mortgage (collateralized by premises)......              235
   Dauphin Deposit Bank and Trust Company
    Advance from The Federal Home Loan Bank of Pittsburgh....  150,000
                                                              -------- -------
                                                               154,420  40,190
   Obligations under capitalized lease.......................      351     409
                                                              -------- -------
     Total................................................... $154,771 $40,599
                                                              ======== =======

  The borrowing of $150,000,000 is a five-year, 4.92% fixed-rate advance in which the Federal Home Loan Bank of Pittsburgh has the option to convert to a LIBOR adjustable-rate advance at three-month LIBOR plus three basis points after the first three months, or quarterly thereafter. The Bank has the option to accept the LIBOR funding or put the funds back to the Federal Home Loan Bank of Pittsburgh without penalty.

  Aggregate long-term debt maturities, for each of the next five years are as follows:

                                                                  (IN THOUSANDS)
                                                                  --------------
   1997..........................................................    $     68
   1998..........................................................          44
   1999..........................................................       4,458
   2000..........................................................          44
   2001..........................................................     150,050

12--REGULATORY MATTERS

  Dauphin and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Dauphin's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Dauphin and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Dauphin's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require Dauphin and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that Dauphin and the Bank meet all capital adequacy requirements to which they are subject.

  As of December 31, 1996, the most recent notifications from the Federal Reserve categorized Dauphin and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
well capitalized Dauphin and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed Dauphin's or the Bank's category.

  Dauphin's and the Bank's actual capital amounts and ratios are also presented below. There was no deduction from capital for interest rate risk for Dauphin or the Bank.

                                            (DOLLARS IN THOUSANDS)
                                                               TO BE WELL CAPITALIZED
                                             FOR CAPITAL      UNDER PROMPT CORRECTIVE
                              ACTUAL      ADEQUACY PURPOSES      ACTION PROVISIONS
                          --------------  ------------------- -------------------------
                           AMOUNT  RATIO    AMOUNT    RATIO      AMOUNT       RATIO
                          -------- -----  ---------- -------- ------------- -----------
As of December 31, 1996:
 Total Capital (to Risk
  Weighted Assets):
  Dauphin...............  $599,811 14.03% $  328,424   ^8.0%  $     410,530      ^10.0%
  The Bank..............   518,925 12.82%    323,945   ^8.0%        404,931      ^10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Dauphin...............   555,158 13.25%    164,212   ^4.0%        246,318       ^6.0%
  The Bank..............   476,040 11.76%    161,972   ^4.0%        242,958       ^6.0%
 Tier 1 Capital (to Av-
  erage Assets):
  Dauphin...............   555,158  9.47%    234,460   ^4.0%        293,075       ^5.0%
  The Bank..............   476,040  8.20%    232,213   ^4.0%        290,267       ^5.0%
As of December 31, 1995:
 Total Capital (to Risk
  Weighted Assets):
  Dauphin...............  $537,012 14.87% $  288,881   ^8.0%  $     361,101      ^10.0%
  The Bank..............   515,440 14.40%    286,443   ^8.0%        358,054      ^10.0%
 Tier 1 Capital (to Risk
  Weighted Assets):
  Dauphin...............   505,033 13.99%    144,440   ^4.0%        216,661       ^6.0%
  The Bank..............   473,703 13.23%    143,221   ^4.0%        214,832       ^6.0%
 Tier 1 Capital (to Av-
  erage Assets):
  Dauphin...............   505,033 10.00%    202,004   ^4.0%        252,505       ^5.0%
  The Bank..............   473,703  9.49%    199,653   ^4.0%        249,566       ^5.0%

  Certain restrictions exist regarding the ability of the subsidiaries to transfer funds to Dauphin in the form of cash dividends. The Bank may not pay dividends to Dauphin, which would allow these risk-based capital ratios to fall below the minimum capital requirements. Under these policies and subject to the restrictions applicable to the Bank, the Bank could declare, without prior regulatory approval, aggregate dividends of $2.0 million, plus net profits for 1997.

13--INCOME TAXES

  The provision for income taxes, consisting primarily of Federal income taxes, for the years 1996, 1995 and 1994, consists of the following:

                                                             (IN THOUSANDS)
                                                          1996    1995    1994
                                                         ------- ------- -------
   Current taxes........................................ $22,012 $19,077 $18,768
   Deferred taxes.......................................   3,165   4,133   3,994
                                                         ------- ------- -------
     Total.............................................. $25,177 $23,210 $22,762
                                                         ======= ======= =======

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  A reconciliation between the effective income tax rate and the statutory rate follows:

                                                               (IN THOUSANDS)
                                                              1996  1995  1994
                                                              ----  ----  -----
   Statutory Federal income tax rate......................... 35.0% 35.0%  35.0%
   Tax exempt income......................................... (8.5) (8.9) (10.5)
   Other, net................................................  (.3)
                                                              ----  ----  -----
   Effective income tax rate................................. 26.2% 26.1%  24.5%
                                                              ====  ====  =====

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996, 1995 and 1994 are as follows:

                                                          (IN THOUSANDS)
                                                         1996      1995
                                                       --------  --------
   Deferred tax assets:
     Gross unrealized losses on investment securities
      available-for-sale.............................. $  6,429  $  3,029
     Allowance for loan losses........................   14,882    15,322
     Employee benefit programs........................    3,365     2,443
     Other............................................      972     1,031
                                                       --------  --------
       Total gross deferred tax assets................   25,648    21,825
                                                       --------  --------
   Deferred tax liabilities:
     Gross unrealized gains on investment securities
      available-for-sale..............................   (7,279)  (10,378)
     Depreciation.....................................   (3,144)   (3,070)
     Lease financing transactions.....................  (20,669)  (14,610)
     Prepaid pension..................................   (1,255)   (1,126)
     Mortgage servicing rights........................   (6,068)   (2,959)
     Prepaid expenses.................................   (1,262)     (894)
     Other............................................   (1,812)   (1,464)
                                                       --------  --------
       Total gross deferred tax liabilities...........  (41,489)  (34,501)
                                                       --------  --------
       Net deferred tax asset (liability)............. $(15,841) $(12,676)
                                                       ========  ========

  Included in the table above is the recognition of certain temporary differences for which no deferred tax expense or benefit was recognized in the consolidated statements of income. Such items include unrealized gains and losses on certain investments in debt and equity securities and book and tax basis differences relating to business combinations accounted for under the purchase method of accounting.

  Management is of the opinion that it is more likely than not that the deferred tax asset of $25,648,000 will be realized since Dauphin has had a long history of earnings and has carryback potential greater than the deferred tax asset. Management is not aware of any evidence that would preclude Dauphin from ultimately realizing this asset.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

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

  The following table sets forth the pension plan's funded status and amounts recognized in Dauphin's consolidated financial statements at December 31, 1996 and 1995:

                                                             (IN THOUSANDS)
                                                              1996     1995
                                                             -------  -------
   Actuarial present value of benefit obligations:
     Vested................................................. $37,573  $43,235
     Non-vested.............................................   7,337    1,811
                                                             -------  -------
       Accumulated benefit obligation.......................  44,910   45,046
   Effects of future compensation levels....................   7,622    9,164
                                                             -------  -------
   Projected benefit obligation.............................  52,532   54,210
   Plan assets at fair value................................  69,219   63,532
                                                             -------  -------
   Excess of plan assets over the projected benefit
    obligation..............................................  16,687    9,322
   Unrecognized net asset being amortized over 15 years.....  (2,954)  (3,664)
   Unrecognized prior service cost..........................     100      275
   Unrecognized gain........................................  (9,065)  (1,620)
                                                             -------  -------
   Prepaid pension cost included in the consolidated
    financial statements.................................... $ 4,768  $ 4,313
                                                             =======  =======

  The assumptions used in determining the actuarial present value of the projected benefit obligation and the expected rate of return on plan assets are as follows:

                                                                     1996  1995
                                                                     ----  ----
   Expected return on plan assets................................... 8.50% 8.50%
   Discount rate.................................................... 7.50  7.00
   Rate of increase in future compensation levels................... 5.00  4.50

  Net pension expense (credit) for 1996, 1995 and 1994 was comprised of the following:

                                                         (IN THOUSANDS)
                                                     1996      1995     1994
                                                    -------  --------  -------
   Service cost.................................... $ 1,920  $  1,568  $ 1,812
   Interest cost on projected benefit obligation...   3,815     3,648    3,312
   Return on plan assets...........................  (8,369)  (10,989)    (402)
   Net amortization and deferral...................   2,529     5,791   (4,623)
                                                    -------  --------  -------
     Net pension expense (credit).................. $  (105) $     18  $    99
                                                    =======  ========  =======

  Plan assets are primarily invested in listed stocks (including 107,000 shares of Dauphin at December 31, 1996 and 1995) and U.S. Treasury and federal agency securities.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  Dauphin provides substantially all employees with postretirement benefits other than pensions, which include health and life insurance. These postretirement benefits other than pensions are currently not funded. The status of the plan at December 31, 1996 and 1995 is as follows:

                                                            (IN THOUSANDS)
                                                             1996     1995
                                                            -------  -------
   Actuarial present value of accumulated postretirement
    benefit obligation:
     Retirees.............................................. $ 9,381  $ 9,975
     Fully eligible active plan participants...............     440      633
     Other active plan participants........................   4,761    3,991
                                                            -------  -------
                                                             14,582   14,599
   Unrecognized transition liability being amortized over
    20 years...............................................  (8,477)  (9,042)
   Unrecognized prior service cost.........................    (650)    (757)
   Unrecognized net loss...................................   1,851    1,093
                                                            -------  -------
   Accrued postretirement obligation....................... $ 7,306  $ 5,893
                                                            =======  =======

  The assumptions used in determining the actuarial present value of the accumulated postretirement benefit obligation are as follows:

                                                                     1996  1995
                                                                     ----  ----
   Discount rate.................................................... 7.50% 7.00%
   Rate of increase in future compensation levels................... 5.00  4.50

  The cost for postretirement benefits other than pensions for 1996, 1995 and 1994 consisted of the following components:

                                                            (IN THOUSANDS)
                                                          1996   1995    1994
                                                         ------ ------  ------
   Service cost......................................... $  504 $  348  $  506
   Interest cost on accumulated postretirement benefit
    obligation..........................................  1,035    989   1,313
   Amortization of transition obligation................    565    565     565
   Amortization of past service cost....................     65     65      65
   Net amortization and deferral........................           (89)    174
                                                         ------ ------  ------
    Net postretirement benefit cost..................... $2,169 $1,878  $2,623
                                                         ====== ======  ======

  The assumed postretirement health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 16 1/2% in 1992, the year of adoption, decreasing to an ultimate rate of 5 1/2% in 2005 (10% at December 31, 1996) and thereafter over the projected payout period of benefits.

  The health care cost trend rate assumption has a significant effect on the amounts reported. For example, a one-percentage-point increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by $1,615,000 at December 31, 1996 and increase the aggregate of the service and interest cost components by $209,000 for the year ended December 31, 1996.

  Dauphin offers a savings plan for all eligible employees. Under the plan, Dauphin contributes 25% of the participants' contribution which cannot exceed 10% of their salaries. Participants' contributions are at all times fully vested, and Dauphin's contributions become fully vested with two years of service. Contributions to the plan amounted to $670,000, $581,000 and $563,000 during 1996, 1995 and 1994, respectively.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
15--STOCK-BASED COMPENSATION PLANS

  At December 31, 1996 Dauphin had four stock-based compensation plans, which are described below. Dauphin applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the stock option plans or the employee stock purchase plan. The compensation cost that has been charged against income for the Performance Share Agreements was $.9 million for 1996 and $.4 million for 1995. Had compensation cost for Dauphin's stock-based compensation plans been determined in accordance with the fair value method of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", Dauphin's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                 1996               1995
                                          ------------------ ------------------
   Net income:
     As reported......................... $           70,772 $           65,565
     Pro forma........................... $           70,257 $           65,406
   Primary earnings per share:
     As reported......................... $             2.30 $             2.12
     Pro forma........................... $             2.28 $             2.11

  The effects of applying SFAS 123 for 1996 and 1995 are not indicative of future amounts, until SFAS 123 has been applied to all outstanding non-vested awards.

Employee Stock Purchase Plan

  Under the employee stock purchase plan, all eligible employees may purchase shares of Dauphin's common stock through payroll deductions (limited to an amount aggregating 10% of annual base pay). The purchase price, established 30 days prior to the offering date, is not less than 85% or more than 100% of the average market price on the offering date or exercise date, whichever is lower. 2,500,000 shares of common stock have been authorized to be offered under the plan, of which 812,894 shares have been issued. Because of a difference between the plan offering date, and Dauphin's year-end, no shares were under option at December 31, 1996.

  Under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively: dividend yield of 3.96% and 4.08%; an expected life of one year for both years; expected volatility of 23.01% and 17.79%; and risk free interest rates of 5.74% and 5.61%. The fair value of those purchase rights granted in 1996 and 1995 were $6.64 and $5.23, respectively.

Stock Option Plans

  During 1987, the shareholders approved the adoption of the Stock Option Plan of 1986 (1986 Plan). Under the 1986 Plan, Dauphin may grant either qualified or non-qualified stock options to key employees for the purchase of up to 1,193,000 shares of common stock. During 1995, the shareholders approved the adoption of the 1995 Stock Incentive Plan (1995 Plan). Under the 1995 Plan, Dauphin may grant incentive stock options, non-qualified stock options, restricted stock awards, performance share awards and other awards that provide a participant with the right to purchase or otherwise acquire Dauphin common stock or that are valued by reference to the market value of Dauphin common stock. Under the 1995 Plan, Dauphin may grant up to 2,000,000 shares of common stock. The exercise price of options granted may not be less than 85% of the fair

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994
market value of Dauphin's common stock at the date of grant. Options become exercisable over periods of one to five years and expire ten years from the date of grant, and become fully vested upon a change in control.

  The fair value of each option granted under the 1986 and 1995 plans was estimated using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: dividend yield of 3.91% and 4.17%; an expected life of six years for both years; expected volatility of 21.23% and 20.85%; and risk free interest rates of 6.46% and 6.12%. The fair value of those options granted in 1996 and 1995 were $6.32 and $4.82, respectively.

  During 1996, the shareholders approved the adoption of the Non-Employee Directors' Stock Plan of 1996 (the Directors' Plan). Under the Directors' Plan, Dauphin may grant non-qualified stock options to non-employee directors for the purchase of up to 150,000 shares of common stock. In addition, non-employee Directors are permitted to defer cash fees in the form of deferred stock. The exercise price of options granted must be 100% of the fair market value of Dauphin's common stock at the date of grant. Options become exercisable after one year and expire ten years from the date of grant.

  The fair value of each option granted under the 1996 director's plan was estimated using the Black-Scholes option-pricing model with the following assumptions for 1996: dividend yield of 4.00%; an expected life of three years; expected volatility of 19.82%; and a risk free interest rate of 6.19%. The fair value of those options granted in 1996 was $4.19.

  Stock option transactions during 1996, 1995, and 1994 are summarized below:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                        SHARES    EXERCISE PRICE
                                                       ---------  --------------
   Balance, December 31, 1993.........................   702,396      $18.52
     Granted..........................................   160,500      $25.63
     Exercised........................................   (31,057)     $14.44
     Terminated.......................................    (2,400)     $21.10
                                                       ---------
   Balance, December 31, 1994.........................   829,439      $20.04
     Granted..........................................   179,000      $24.00
     Exercised........................................  (109,584)     $15.06
     Terminated.......................................    (5,000)     $25.63
                                                       ---------
   Balance, December 31, 1995.........................   893,855      $21.41
     Granted..........................................   302,000      $29.10
     Exercised........................................  (109,183)     $17.46
     Terminated.......................................    (2,914)     $12.77
                                                       ---------
   Balance, December 31, 1996......................... 1,083,758      $23.97
                                                       =========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  The following table summarizes information on the stock options outstanding at December 31, 1996:

                                                    WEIGHTED
                                      NUMBER        AVERAGE         WEIGHTED
      RANGE OF                      OUTSTANDING    REMAINING        AVERAGE
   EXERCISE PRICES                  AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE
   ---------------                  ----------- ---------------- --------------
    $9.48 to $16.57................    207,098     3.6 years         $14.78
    $23.72 to $25.63...............    575,660     7.2 years         $24.59
    $28.50 to $29.13...............    301,000     9.4 years         $29.10
                                     ---------
    $9.48 to $29.13................  1,083,758     7.1 years         $23.97
                                     =========

  The following table summarizes information on the exercisable stock options at December 31, 1996:

                                                       NUMBER       WEIGHTED
      RANGE OF                                       OUTSTANDING    AVERAGE
   EXERCISE PRICES                                   AT 12/31/96 EXERCISE PRICE
   ---------------                                   ----------- --------------
    $9.48 to $16.57.................................   207,098       $14.78
    $23.72 to $25.63................................   308,200       $24.63
                                                       -------
    $9.48 to $25.63.................................   515,298       $20.67
                                                       =======

Performance Share Agreements

  In 1996 and 1995, Dauphin entered into Performance Share Agreements with certain key employees under the 1995 Plan, as described above. This long-term incentive plan grants these employees Dauphin common stock after a three year period if specific corporate goals are realized. This incentive plan becomes fully vested upon a change in control. There were 48,602 and 45,606 shares granted during 1996 and 1995, respectively.

  The fair value of each share granted was estimated using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: dividend yield of 3.69% and 4.23%; an expected life of three years for both years; expected volatility of 20.32% and 20.07%; and risk free interest rates of 5.26% and 7.84%. The fair value of those options granted in 1996 and 1995 were $25.74 and $20.82, respectively.

16--STOCKHOLDERS' EQUITY

  Dauphin has a shareholders' rights plan that declared a dividend distribution of one Common Stock Purchase Right (a Right) for each outstanding share of Common Stock of Dauphin. The Rights are exercisable only if a person or group of affiliated persons acquires or announces an intention to acquire 18% of the Common Stock of Dauphin and Dauphin's Board of Directors does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from Dauphin one share of Common Stock at the specified exercise price which is subject to adjustment (currently $50 per share). Once the Rights become exercisable, if any person or group acquires 18% of the Common Stock of Dauphin, the holder of a Right, other than the acquiring person or group, will be entitled, among other things, to purchase shares of Common Stock having a value equal to two times the exercise price of the Right. The Board of Directors is entitled to redeem the Rights for $.001 per Right at any time before expiration of the redemption period. The Board of Directors may, at any time after the Rights become exercisable and prior to the time any person becomes a 50% beneficial owner of Dauphin's shares of Common Stock, exchange each of the outstanding Rights (except Rights of the acquiring person or group which are voided) for one share of Common Stock, subject to adjustment. The Rights will expire on January 22, 2000, unless earlier redeemed by Dauphin.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  On January 21, 1997, the Dauphin Board of Directors approved an Amendment to Rights Agreement (Amendment), amending the Rights Agreement dated January 22, 1990 (Rights Agreement) by and between Dauphin and Dauphin Deposit Bank and Trust Company, as Rights Agent. The purpose of the Amendment is to provide that the entering into of the Merger Agreement with AIB and FMB and the Stock Option Agreement described in Note 2 and the completion of the transactions contemplated thereby (including without limitation the Merger and the exercise of the Option (as defined in the Stock Option Agreement)) do not and will not result in the ability of any person to exercise any Rights under the Rights Agreement, or enable or require the Rights (as defined in the Rights Agreement) to separate from the shares of Common Stock to which they are attached or to be triggered or become exercisable. The Amendment was entered into by Dauphin and the Rights Agent as of January 21, 1997, immediately prior to execution of the Merger Agreement.

  During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan, and other appropriate uses. During 1996 and 1995, Dauphin repurchased 297,000 shares for $8.5 million and 630,000 shares for $16.1 million, respectively.

17--FINANCIAL INSTRUMENTS

Off-Balance-Sheet Risk and Concentrations of Credit Risk

  In the normal course of business, Dauphin is a party to financial instruments with off-balance-sheet risk which meet the financing needs of its customers and/or which reduce Dauphin's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, financial guarantees and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

  For commitments to extend credit and standby letters of credit, Dauphin's exposure to credit loss in the event of non-performance by the other party is represented by the contractual amount of those instruments. Dauphin uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

  Dauphin had the following off-balance-sheet financial instruments at December 31:

                                                            (IN THOUSANDS)
                                                            1996       1995
                                                         ---------- ----------
   Amounts representing credit risk:
     Commitments to extend credit....................... $1,735,583 $1,343,251
     Financial and performance standby letters of
      credit............................................    248,227    134,242
     Commercial and similar letters of credit...........        718        900
     Commitments to purchase securities.................                12,365
   Notional or contract amounts of off-balance-sheet
    financial instruments not constituting credit risk:
     Forward commitments to sell in the secondary
      market............................................    133,907     62,455
     Forward commitments to sell to permanent
      investors.........................................     65,244     31,939
     Purchased call and put options.....................     88,500

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  Commitments to extend credit, which include loans and lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Dauphin evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Dauphin upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

  Most of the Bank's business activity is with customers located within the Bank's defined market area, principally Central Pennsylvania. The Eastern Pennsylvania and New Jersey mortgage markets, as well as numerous other states to a lesser degree, are served by Eastern Mortgage, the Bank's mortgage subsidiary. However, the Bank will grant commercial, residential and consumer loans throughout the state. The loan portfolio is well diversified and the Bank does not have any significant industry concentrations of credit risk. However, since a significant share of the Bank's loans are within the geographic area previously defined, a substantial portion of the Bank's debtors' ability to honor their contracts may be significantly affected by the level of economic activity in this area.

Derivative Financial Instruments

  Dauphin's mortgage subsidiary, Eastern Mortgage and Eastern's Capital Market division have limited involvement with derivative financial instruments. Derivatives are used to manage interest rate risks related to the mortgage banking business. Eastern Mortgage is exposed to interest rate risk when it extends a commitment to a borrower for future settlement. As interest rates increase, the valuation of the commitment to Eastern Mortgage declines. As interest rates decrease, a borrower is more likely to abandon the commitment, which could cause a financial loss to Eastern Mortgage if they have committed to sell that loan for future delivery in the secondary market.

  Eastern Mortgage mitigates exposures to interest rate risk through the use of certain hedging techniques. This is accomplished by using a combination of charging non-refundable commitment fees when the borrower elects to lock in their interest rate; selling loans in the secondary market for future delivery on a mandatory basis (via forward and future delivery commitments with third-party investors); and purchasing options.

  Forward commitments are contracts wherein Eastern Mortgage agrees to make delivery of a specified type of loan at a specified future date and price. As loans close and are pooled for delivery, forward commitments are filled and the primary objective of hedging is achieved. As market conditions change and impact the volume and timing of loans closing, forward commitments may be paired-off. Any gains or losses arising from these paired-off transactions are deferred on the date of the pair-off, and are recognized as an adjustment to gains (losses) on sale of mortgage loans when the underlying pool of mortgage loans is sold. When forward commitments are paired-off due to a lack of loans to fulfill the commitment, the gain or loss is recognized on the date of the pair-off as an adjustment to gains (losses) on sale of mortgage loans.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  Certain future delivery contracts to third parties stipulate the duration of the commitment and the amount of loans deliverable under the commitment and may require the payment of a fee. Commitment fees are capitalized when paid and expensed as a component of gains (losses) on sale of mortgage loans when the commitment expires or the loan is delivered.

  Purchased call or put options are contracts that allow the holder of the option to purchase or sell a financial instrument at a specified price and within a specified period of time from the seller, or "writer", of the option. Eastern Mortgage purchases call and put options on mortgage-backed securities as part of its interest rate risk management strategy. The risk of loss is limited to the price paid for the option. The cost of all such options is amortized over the life of the option as an adjustment to gains (losses) on sale of mortgage loans. Any gain realized at the time an option is exercised is deferred and subsequently recognized when the underlying pool of loans is sold.

  In the ordinary course of business, Eastern Mortgage may have a portion of its mortgage loan portfolio (warehouse and pipeline, net of estimated fall-out) exposed to interest rate risk, as volume and market conditions warrant. This exposure represents those loans which have closed or are expected to close which are not hedged at a given point in time. A daily exposure report summarizing the exposure position is reviewed and adjustments are made to the extent considered necessary. Eastern Mortgage policy limits margin changes to 50 basis points given a similar change in rates.

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

Investment securities available-for-sale

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

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

Deposits

  The fair value of deposits with no stated maturity, such as demand deposits, savings accounts, interest bearing demand and money market deposits, is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit, including certain 18 month variable rate certificates of deposit carrying a minimum interest rate of 10% for the 18 month term which are held in certain individual retirement accounts (as discussed herein under Note 20--Litigation), is based on the discounted value of contractual cash flows, using the rates currently offered for deposits of similar remaining maturities.

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

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  At December 31, 1996 and 1995, Dauphin's estimated fair values of financial instruments based on disclosed assumptions are as follows:

                                                (IN THOUSANDS)
                                          1996                   1995
                                  ---------------------- ----------------------
                                   CARRYING      FAIR     CARRYING      FAIR
                                    AMOUNT      VALUE      AMOUNT      VALUE
                                  ----------  ---------- ----------  ----------
Financial assets:
Cash and due from banks.......... $  176,024  $  176,024 $  218,785  $  218,785
Short-term investments...........     17,379      17,379     11,573      11,573
Investment securities............  2,170,207   2,170,207  1,860,869   1,860,869
Assets held for sale.............    207,798     207,798     87,782      87,782
Loans
  Commercial.....................  1,678,679   1,670,204  1,493,666   1,485,988
  Residential mortgages..........    391,105     389,452    446,059     447,172
  Consumer.......................  1,130,250   1,132,030  1,041,613   1,044,935
  Allowance for loan losses......    (42,885)               (41,737)
                                  ----------  ---------- ----------  ----------
    Net loans....................  3,157,149   3,191,686  2,939,601   2,978,095
Other financial assets...........     13,328      13,378     42,973      43,048
Financial liabilities:
Deposits
  Non-interest bearing demand....    521,387     521,387    518,004     518,004
  Interest bearing demand and
   savings.......................  1,281,800   1,281,800  1,380,079   1,380,079
  Time deposits..................  2,225,383   2,257,846  2,051,453   2,094,764
                                  ----------  ---------- ----------  ----------
    Total deposits...............  4,028,570   4,061,033  3,949,536   3,992,847
Short-term borrowings............  1,111,630   1,111,630    678,161     678,161
Long-term debt...................    154,771     159,374     40,599      44,459
Accrued interest payable.........     28,225      28,225     25,250      25,250

                                    1996                          1995
                         ---------------------------  -----------------------------
                          CONTRACT  CARRYING   FAIR    CONTRACT   CARRYING   FAIR
                           AMOUNT   AMOUNT(1) VALUE     AMOUNT   AMOUNT (1)  VALUE
                         ---------- --------- ------  ---------- ---------- -------
Off-balance-sheet
 financial instruments:
  Commitments to extend
   credit............... $1,735,583   $ 523   $  523  $1,343,251   $ 643    $   758
  Financial and
   performance standby
   letters of credit....    248,227            2,482     134,242              1,342
  Commercial and similar
   letter of credit.....        718                7         900                  9
  Commitments to
   purchase securities..                                  12,365             12,365
  Forward commitments to
   sell in the secondary
   market...............    133,907    (109)    (109)     62,455    (663)      (663)
  Forward commitments to
   sell to permanent
   investors............     65,244                       31,939
  Purchased call and put
   options..............     88,500    (192)    (196)

--------
(1) The amounts shown under "carrying amount" represent accruals or deferred income arising from those unrecognized financial instruments.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

18--CONDENSED FINANCIAL INFORMATION--PARENT COMPANY ONLY

  Dauphin Deposit Corporation (Parent Company Only) Condensed Balance Sheets

                                                             (IN THOUSANDS)
                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
Assets:
  Due from Bank (subsidiary)............................... $    143  $     22
  Investment securities available-for-sale.................   66,081    63,815
  Investment in subsidiaries
    Banking subsidiary.....................................  491,413   502,964
    Non-banking subsidiaries...............................   21,234    22,159
                                                            --------  --------
      Total investment in subsidiaries.....................  512,647   525,123
  Other assets.............................................    6,945     7,379
                                                            --------  --------
      Total assets......................................... $585,816  $596,339
                                                            ========  ========
Liabilities and Stockholders' Equity:
  Liabilities:
    Accrued expenses and taxes............................. $ 10,951  $  9,546
    Long-term debt.........................................    4,420    40,190
                                                            --------  --------
      Total liabilities....................................   15,371    49,736
                                                            --------  --------
  Stockholders' Equity:
    Common stock...........................................  163,208   163,208
    Additional paid-in capital.............................   11,084    11,103
    Retained earnings......................................  445,888   421,875
    Unrealized gain on securities available-for-sale, net
     of deferred taxes.....................................        5        49
                                                            --------  --------
                                                             620,185   596,235
    Less: Treasury stock--at cost..........................  (49,740)  (49,632)
                                                            --------  --------
      Total stockholders' equity...........................  570,445   546,603
                                                            --------  --------
      Total liabilities and stockholders' equity........... $585,816  $596,339
                                                            ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

  Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of
Income

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Revenue
  Dividend income:
    Banking subsidiary........................... $ 69,964  $ 66,890  $ 44,130
    Non-banking subsidiaries.....................    2,400     3,450
  Interest on investment securities..............    1,331     1,409     2,155
  Interest on time deposits with Bank............    1,929       691       191
  Other income...................................      866       696       460
  Gains on sales of investment securities........       56         5       345
                                                  --------  --------  --------
      Total revenue..............................   76,546    73,141    47,281
                                                  --------  --------  --------
Expenses
  Interest on long-term debt.....................    3,072     3,501     3,516
  Other expenses.................................    2,829     1,865     1,243
                                                  --------  --------  --------
      Total expenses.............................    5,901     5,366     4,759
                                                  --------  --------  --------
Income before income taxes and equity in
 undistributed net income of subsidiaries........   70,645    67,775    42,522
Income tax benefit...............................      573       873       602
                                                  --------  --------  --------
Income before equity in undistributed net income
 (loss) of subsidiaries..........................   71,218    68,648    43,124
Equity in undistributed net income (loss):
  Banking subsidiary.............................      397       276    25,389
  Non-banking subsidiaries.......................     (843)   (3,359)    1,526
                                                  --------  --------  --------
      Net income................................. $ 70,772  $ 65,565  $ 70,039
                                                  ========  ========  ========

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

Dauphin Deposit Corporation (Parent Company Only) Condensed Statements of Cash Flows

                                                        (IN THOUSANDS)
                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Operating activities
  Net income....................................  $ 70,772  $ 65,565  $ 70,039
  Adjustments
    Equity in undistributed net income of
     subsidiaries...............................       446     3,083   (26,915)
    Other, net..................................     1,452    (2,112)    4,736
                                                  --------  --------  --------
      Net cash provided by operating
       activities...............................    72,670    66,536    47,860
                                                  --------  --------  --------
Investing activities
  Proceeds from investment securities...........    84,858    37,477    43,484
  Purchase of investment securities.............   (86,900)  (63,469)  (24,488)
  Sale of subsidiary............................                           797
                                                  --------  --------  --------
      Net cash provided (used) by investing
       activities...............................    (2,042)  (25,992)   19,793
                                                  --------  --------  --------
Financing activities
  Repayment of long-term debt...................   (35,235)
  Issuance of treasury stock....................     6,837     6,341     3,713
  Repurchase of treasury stock..................    (8,455)  (16,063)  (42,413)
  Cash dividends paid...........................   (33,654)  (30,836)  (29,024)
                                                  --------  --------  --------
      Net cash used by financing activities.....   (70,507)  (40,558)  (67,724)
                                                  --------  --------  --------
      Increase (decrease) in cash and cash
       equivalents..............................       121       (14)      (71)
Cash and cash equivalents at beginning of year..        22        36       107
                                                  --------  --------  --------
Cash and cash equivalents at end of year........  $    143  $     22  $     36
                                                  ========  ========  ========
Schedule of non-cash investing and financing
 activities:
  Conversion of convertible subordinated
   debentures...................................  $    535  $    258  $    432
  Net assets of subsidiaries merged.............               2,799

  Dauphin Deposit Corporation merged three subsidiaries (FARMCO Realty, Inc., Financial Realty, Inc. and Farmers Mortgage Corporation) with and into itself in 1995. The 1994 condensed statements of income and cash flows have not been restated.

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 1996, 1995 AND 1994

19--CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                       1996                             1995
                         --------------------------------- -------------------------------
                          FOURTH   THIRD   SECOND   FIRST  FOURTH   THIRD  SECOND   FIRST
                         QUARTER  QUARTER  QUARTER QUARTER QUARTER QUARTER QUARTER QUARTER
                         -------- -------- ------- ------- ------- ------- ------- -------
Interest income......... $105,736 $101,970 $97,685 $93,213 $92,098 $90,272 $90,662 $90,612
Interest expense........   58,390   56,245  52,728  48,757  47,302  46,558  47,719  46,352
                         -------- -------- ------- ------- ------- ------- ------- -------
Net interest income.....   47,346   45,725  44,957  44,456  44,796  43,714  42,943  44,260
Provision for loan
 losses.................    1,200    1,200   1,800   1,800   1,246   1,246   1,246   1,870
Non-interest income.....   26,283   23,740  22,502  21,378  19,966  18,234  18,426  15,163
Non-interest expense....   46,657   43,964  42,576  41,241  39,628  37,566  38,427  37,498
                         -------- -------- ------- ------- ------- ------- ------- -------
Income before income
 taxes..................   25,772   24,301  23,083  22,793  23,888  23,136  21,696  20,055
Provision for income
 taxes..................    6,653    6,354   5,986   6,184   6,494   6,261   5,619   4,836
                         -------- -------- ------- ------- ------- ------- ------- -------
Net income.............. $ 19,119 $ 17,947 $17,097 $16,609 $17,394 $16,875 $16,077 $15,219
                         ======== ======== ======= ======= ======= ======= ======= =======
Net income per share.... $    .62 $    .58 $   .56 $   .54 $   .56 $   .55 $   .52 $   .49
                         ======== ======== ======= ======= ======= ======= ======= =======

20--LITIGATION

  Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgement from the Court specifically permitting Dauphin to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $198.0 million at December 31, 1996. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. The Appeal seeks an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on

                  DAUPHIN DEPOSIT CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                        DECEMBER 31, 1996, 1995 AND 1994
remand. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. The Superior Court heard the oral arguments of counsel on the Appeal on March 5, 1997. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable interest rate deposit product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Dauphin Deposit Corporation:

  We have audited the accompanying consolidated balance sheets of Dauphin Deposit Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dauphin Deposit Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65 on January 1, 1995. As discussed in Note 1, the Company adopted the provisions of the Financial Accounting Standards Board's SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of on January 1, 1996.

/s/ KPMG Peat Marwick LLP

January 21, 1997

LOGO

                          DAUPHIN DEPOSIT CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relative to directors of Dauphin is incorporated herein by reference to Election of Directors in Dauphin's 1997 Proxy Statement. Information relative to executive officers of Dauphin is set forth herein in
Part I under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION

  This item is incorporated by reference to Executive Compensation in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This item is incorporated by reference to Record Date and Voting Rights, Certain Beneficial Owners of Dauphin Common Stock and Security Ownership of Dauphin Management in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This item is incorporated by reference to Transactions with Management in the 1997 Proxy Statement.

                          DAUPHIN DEPOSIT CORPORATION
                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1.  Financial Statements
           The consolidated financial statements listed on the index to Item 8 of this Annual Report on Form 10-K are filled as a part of this Annual
           Report.
   (a) 2.  Financial Statement Schedules
           All schedules applicable to the Registrant are shown in the respective financial statements or in the notes thereto included in this Annual
           Report.
   (a) 3.  Exhibits
           (2)    Agreement and Plan of Merger dated January 21, 1997, by and between
                  Allied Irish Banks, p.l.c., First Maryland Bancorp and Dauphin.
           (3)(a) Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to Dauphin's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission
                  File Number 0-8415).
           (3)(b) By-Laws, as amended, of Dauphin are incorporated herein by reference to Exhibit 3(b) to Dauphin's Annual Report on Form 10-K
                  for the year ended December 31, 1995 (Commission File Number 0-
                  8415).
           (10)(a) Dauphin Stock Option Plan of 1986, as amended, is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to Dauphin's
                   Registration Statement on Form S-8, as filed with the Commission on April 28, 1993 (Commission File Number 33-17401).
           (10)(b) Dauphin Annual Management Performance Incentive Plan, as amended, is incorporated herein by reference to Exhibit 10(b) to Dauphin's
                   Annual Report on Form 10-K for the year ended December 31, 1995
                   (Commission File Number 0-8415).
           (10)(c) Dauphin 1995 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Dauphin's Registration Statement on
                   Form S-8, as filed with the Commission on June 5, 1995 (Commission
                   File Number 33-59941).
           (10)(d) Form of Performance Share Agreement entered into in 1995 between
                   Dauphin and the following officers of Dauphin, Dauphin Bank and other wholly-owned subsidiaries of Dauphin or Dauphin Bank: David
                   L. Brewin, Richard B. Brokenshire, Dennis L. Dinger, Robert L.
                   Fryer, Jr., Rick A. Gold, Christopher R. Jennings, Michael B.
                   Johnson, George W. King, Lawrence J. LaMaina, Jr., Stewart P.
                   McEntee, Richard W. Payne, III, Donald H. Ross, Robert A. Rupel,
                   Kenneth H. Sallade, Paul B. Shannon and Michael D. Zarcone--is
                   incorporated herein by reference to Exhibit 10(d) to Dauphin's
                   Annual Report on Form 10-K for the year ended December 31, 1995
                   (Commission File Number 0-8415).
           (10)(e) Dauphin 1996 Non-Employee Directors' Stock Plan is incorporated hereby by reference to Exhibit 10(e) to Dauphin's Annual Report on
                   Form 10-K for the year ended December 31, 1995 (Commission File
                   Number 0-8415).
           (10)(f) Supplemental Executive Benefit and Change in Control Agreement,
                   dated as of January 23, 1984, between Dauphin Bank and William J.
                   King (King Agreement) is incorporated herein by reference to
                   Exhibit 10(c) to Dauphin's Annual Report on Form 10-K for the year ended December 31, 1992 (Commission File Number 0-8415).

                          DAUPHIN DEPOSIT CORPORATION

         (10)(g) Corrective Amendment, dated as of July 18, 1989, to the King
                 Agreement is incorporated herein by reference to Exhibit 10(d) to
                 Dauphin's Annual Report on Form 10-K for the year ended December
                 31, 1992 (Commission File Number 0- 8415).
         (10)(h) Amendment, dated as of November 8, 1991, to the King Agreement is incorporated herein by reference to Exhibit 10(e) to Dauphin's
                 Annual Report on Form 10-K for the year ended December 31, 1992
                 (Commission File Number 0- 8415).
         (10)(i) Second Amended and Restated Supplemental Executive Benefit and
                 Change in Control Agreement, dated as of June 17, 1996, between
                 Dauphin and Christopher R. Jennings.
         (10)(j) Form of Change in Control Agreement between Dauphin and the following officers of Dauphin, Dauphin Bank and other wholly-owned subsidiaries of Dauphin or Dauphin Bank: David L. Brewin, Richard
                 B. Brokenshire, Dennis L. Dinger, Rick A. Gold, Michael B.
                 Johnson, George W. King, Stewart P. McEntee, Richard W. Payne,
                 III, Donald H. Ross, Jacqueline E. Rothschild, Robert A. Rupel,
                 Kenneth H. Sallade, Paul B. Shannon, James J. Trupp, Jr., Michael
                 D. Zarcone, William T. Burke, John G. Coulson, Robert S. Jones,
                 Joseph T. Lysczek, Jr., Craig A. Obeck and Robert J. Unruh--is
                 incorporated herein by reference to Exhibit 10(j) to Dauphin's
                 Annual Report on Form 10-K for the year ended December 31, 1995
                 (Commission File Number 0-8415).
         (10)(k) Employment and Consulting Agreement, dated as of January 27, 1992, between FB&T Corporation, Dauphin and Lawrence J. LaMaina, Jr.
                 (LaMaina Agreement) is incorporated herein by reference to Exhibit
                 10(k) to Dauphin's Annual Report on Form 10-K for the year ended
                 December 31, 1992 (Commission File Number 0-8415).
         (10)(l) First Amendment, dated as of April 2, 1993, to the LaMaina
                 Agreement is incorporated herein by reference to Exhibit 10(l) to
                 Dauphin's Annual Report on Form 10-K for the year ended December
                 31, 1993.
         (10)(m) Form of Director and Executive Officer Indemnification Agreements
                 is incorporated herein by reference to Exhibit 10(m) to Dauphin's
                 Annual Report on Form 10-K for the year ended December 31, 1995
                 (Commission File Number 0-8415).
         (10)(n) Amendment dated January 21, 1997, to the Form of Change in Control
                 Agreement listed above as Exhibit (10)(j).
         (10)(o) Change in Control Agreement, dated June 17, 1996, between Dauphin and Robert L. Fryer, Jr.
         (10)(p) Form of Performance Share Agreement entered into in 1996 between
                 Dauphin and the following officers of Dauphin, Dauphin Bank and other wholly-owned subsidiaries of Dauphin or Dauphin Bank--David
                 L. Brewin, Richard B. Brokenshire, William T. Burke, John G.
                 Coulson, Dennis L. Dinger, Robert L. Fryer, Jr., Rick A. Gold,
                 Christopher R. Jennings, Michael B. Johnson, George W. King,
                 Lawrence J. LaMaina, Jr., Henry K. Long, Jr., Stewart P. McEntee,
                 Craig A. Obeck, Richard W. Payne, III, Donald H. Ross, Jacqueline
                 E. Rothschild, Robert A. Rupel, Kenneth H. Sallade, Paul B.
                 Shannon and Michael D. Zarcone.
         (11)   Statement regarding computation of per share earnings.
         (21)   Subsidiaries of the Registrant.
         (23)   Consent of Independent Auditors.
         (27)   Financial Data Schedule.

                          DAUPHIN DEPOSIT CORPORATION

         (99)(a) The Rights Agreement, dated as of January 22, 1990, between
                 Dauphin and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Dauphin's Current Report on Form 8-K,
                 dated January 22, 1990, and filed with the Securities and Exchange
                 Commission on February 9, 1990.
         (99)(b) Amendment to Rights Agreement, dated as of January 21, 1997, between Dauphin and Dauphin Bank, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Dauphin's Current Report on
                 Form 8-K dated January 21, 1997 (Commission File Number 0-8415).
         (99)(c) Stock Option Agreement, dated January 21, 1997, between Dauphin and Allied Irish Banks, p.l.c.
   (b)   Reports on Form 8-K
         There were no reports on Form 8-K filed for the three months ended
         December 31, 1996.

                          DAUPHIN DEPOSIT CORPORATION
                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Dauphin Deposit Corporation

February 18, 1997                               /s/ Christopher R. Jennings
                                          By: _________________________________
                                                  CHRISTOPHER R. JENNINGS
                                               CHAIRMAN OF THE BOARD, CHIEF
                                              EXECUTIVE OFFICER AND DIRECTOR

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT IS SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                                     DATE

     /s/ Christopher R. Jennings        Chairman of the          February 18,
-------------------------------------    Board, Chief                1997
       CHRISTOPHER R. JENNINGS           Executive Officer
                                         and Director

      /s/ Robert L. Fryer, Jr.          President, Chief         February 18,
-------------------------------------    Operating Officer           1997
        ROBERT L. FRYER, JR.             and Director

         /s/ Paul B. Shannon            Vice Chairman and        February 18,
-------------------------------------    Chief Credit Policy         1997
           PAUL B. SHANNON               Officer

    /s/ Lawrence J. LaMaina, Jr.        Vice Chairman and        February 18,
-------------------------------------    Director                    1997
      LAWRENCE J. LAMAINA, JR.

        /s/ Dennis L. Dinger            Senior Executive         February 18,
-------------------------------------    Vice President,             1997
          DENNIS L. DINGER               Chief Fiscal and
                                         Administrative
                                         Officer (Principal
                                         Financial Officer)

     /s/ Joseph T. Lysczek, Jr.         Senior Vice              February 18,
-------------------------------------    President and               1997
       JOSEPH T. LYSCZEK, JR.            Treasurer

                          DAUPHIN DEPOSIT CORPORATION
                                                                     DATE

       /s/ J. Edward Beck, Jr.          Director                 February 18,
-------------------------------------                                1997
         J. EDWARD BECK, JR.

         /s/ John R. Buchart            Director                 February 18,
-------------------------------------                                1997
           JOHN R. BUCHART

                                        Director
-------------------------------------
          DEREK C. HATHAWAY

                                        Director
-------------------------------------
         ALFRED G. HEMMERICH

         /s/ Lee H. Javitch             Director                 February 18,
-------------------------------------                                1997
           LEE H. JAVITCH

      /s/ Richard E. Jordan, II         Director                 February 18,
-------------------------------------                                1997
        RICHARD E. JORDAN, II

                                        Director
-------------------------------------
           WILLIAM J. KING

      /s/ William T. Kirchhoff          Director                 February 18,
-------------------------------------                                1997
        WILLIAM T. KIRCHHOFF

        /s/ Andrew Maier, II            Director                 February 18,
-------------------------------------                                1997
          ANDREW MAIER, II

        /s/ Robert F. Nation            Director                 February 18,
-------------------------------------                                1997
          ROBERT F. NATION

                          DAUPHIN DEPOSIT CORPORATION
                                                                     DATE

         /s/ Jean D. Seibert            Director                 February 18,
-------------------------------------                                1997
           JEAN D. SEIBERT

    /s/ R. Champlin Sheridan, Jr.       Director                 February 18,
-------------------------------------                                1997
      R. CHAMPLIN SHERIDAN, JR.

                                        Director
-------------------------------------
       L. ANDREW ZAUSNER, ESQ.

                          DAUPHIN DEPOSIT CORPORATION

                                 EXHIBIT INDEX

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
  (2)    Agreement and Plan of Merger dated January 21, 1997, by
         and between Allied Irish Banks, p.l.c., First Maryland
         Bancorp and Dauphin.
  (3)(a) Articles of Incorporation, as amended, of Dauphin, are incorporated herein by reference to Exhibit 3(b) to
         Dauphin's Quarterly Report on Form 10-Q for the quarter
         ended September 30, 1992 (Commission File Number 0-
         8415).
  (3)(b) By-Laws, as amended, of Dauphin are incorporated herein by reference to Exhibit 3(b) to Dauphin's Annual Report
         on Form 10-K for the year ended December 31, 1995
         (Commission File Number 0-8415).
 (10)(a) Dauphin Stock Option Plan of 1986, as amended, is
         incorporated herein by reference to Exhibit 4.1 to
         Amendment No. 1 to Dauphin's Registration Statement on
         Form S-8, as filed with the Commission on April 28, 1993
         (Commission File Number 33-17401).
 (10)(b) Dauphin Annual Management Performance Incentive Plan, as
         amended, is incorporated herein by reference to Exhibit
         10(b) to Dauphin's Annual Report on Form 10-K for the
         year ended December 31, 1995 (Commission File Number 0-
         8415).
 (10)(c) Dauphin 1995 Stock Incentive Plan is incorporated herein by reference to Exhibit 4.1 to Dauphin's Registration
         Statement on Form S-8, as filed with the Commission on
         June 5, 1995 (Commission File Number 33-59941).
 (10)(d) Form of Performance Share Agreement entered into in 1995 between Dauphin and the following officers of Dauphin,
         Dauphin Bank and other wholly-owned subsidiaries of
         Dauphin or Dauphin Bank: David L. Brewin, Richard B.
         Brokenshire, Dennis L. Dinger, Robert L. Fryer, Jr.,
         Rick A. Gold, Christopher R. Jennings, Michael B.
         Johnson, George W. King, Lawrence J. LaMaina, Jr.,
         Stewart P. McEntee, Richard W. Payne, III, Donald H.
         Ross, Robert A. Rupel, Kenneth H. Sallade, Paul B.
         Shannon and Michael D. Zarcone--is incorporated herein
         by reference to Exhibit 10(d) to Dauphin's Annual Report
         on Form 10-K for the year ended December 31, 1995
         (Commission File Number 0-8415).
 (10)(e) Dauphin 1996 Non-Employee Directors' Stock Plan is
         incorporated hereby by reference to Exhibit 10(e) to
         Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1995 (Commission File Number 0-8415).
 (10)(f) Supplemental Executive Benefit and Change in Control
         Agreement, dated as of January 23, 1984, between Dauphin
         Bank and William J. King (King Agreement) is
         incorporated herein by reference to Exhibit 10(c) to
         Dauphin's Annual Report on Form 10-K for the year ended
         December 31, 1992 (Commission File Number 0-8415).
 (10)(g) Corrective Amendment, dated as of July 18, 1989, to the
         King Agreement is incorporated herein by reference to
         Exhibit 10(d) to Dauphin's Annual Report on Form 10-K
         for the year ended December 31, 1992 (Commission File
         Number 0-8415).
 (10)(h) Amendment, dated as of November 8, 1991, to the King
         Agreement is incorporated herein by reference to Exhibit
         10(e) to Dauphin's Annual Report on Form 10-K for the
         year ended December 31, 1992 (Commission File Number 0-
         8415).
 (10)(i) Second Amended and Restated Supplemental Executive
         Benefit and Change in Control Agreement, dated as of
         June 17, 1996, between Dauphin and Christopher R.
         Jennings.

                          DAUPHIN DEPOSIT CORPORATION

 EXHIBIT                                                            SEQUENTIAL
 NUMBER                                                             PAGE NUMBER
 -------                                                            -----------
 (10)(j) Form of Change in Control Agreement between Dauphin and the following officers of Dauphin, Dauphin Bank and
         other wholly-owned subsidiaries of Dauphin or Dauphin
         Bank: David L. Brewin, Richard B. Brokenshire, Dennis L.
         Dinger, Rick A. Gold, Michael B. Johnson, George W.
         King, Stewart P. McEntee, Richard W. Payne, III, Donald
         H. Ross, Jacqueline E. Rothschild, Robert A. Rupel,
         Kenneth H. Sallade, Paul B. Shannon, James J. Trupp,
         Jr., Michael D. Zarcone, William T. Burke, John G.
         Coulson, Robert S. Jones, Joseph T. Lysczek, Jr., Craig
         A. Obeck and Robert J. Unruh--is incorporated herein by
         reference to Exhibit 10(j) to Dauphin's Annual Report on
         Form 10-K for the year ended December 31, 1995
         (Commission File Number 0-8415).
 (10)(k) Employment and Consulting Agreement, dated as of January
         27, 1992, between FB&T Corporation, Dauphin and Lawrence
         J. LaMaina, Jr. (LaMaina Agreement) is incorporated
         herein by reference to Exhibit 10(k) to Dauphin's Annual
         Report on Form 10-K for the year ended December 31, 1992
         (Commission File Number 0-8415).
 (10)(l) First Amendment, dated as of April 2, 1993, to the
         LaMaina Agreement is incorporated herein by reference to
         Exhibit 10(l) to Dauphin's Annual Report on Form 10-K
         for the year ended December 31, 1993.
 (10)(m) Form of Director and Executive Officer Indemnification
         Agreements is incorporated herein by reference to
         Exhibit 10(m) to Dauphin's Annual Report on Form 10-K
         for the year ended December 31, 1995 (Commission File
         Number 0-8415).
 (10)(n) Amendment dated January 21, 1997, to the Form of Change in
         Control Agreement listed above as Exhibit (10)(j).
 (10)(o) Change in Control Agreement, dated June 17, 1996,
         between Dauphin and Robert L. Fryer, Jr.
 (10)(p) Form of Performance Share Agreement entered into in 1996 between Dauphin and the following officers of Dauphin,
         Dauphin Bank and other wholly-owned subsidiaries of
         Dauphin or Dauphin Bank--David L. Brewin, Richard B.
         Brokenshire, William T. Burke, John G. Coulson, Dennis L.
         Dinger, Robert L. Fryer, Jr., Rick A. Gold, Christopher R.
         Jennings, Michael B. Johnson, George W. King, Lawrence J.
         LaMaina, Jr., Henry K. Long, Stewart P. McEntee, Craig A.
         Obeck Richard W. Payne, III, Donald H. Ross, Jacqueline E.
         Rothschild, Robert A. Rupel, Kenneth H. Sallade, Paul B.
         Shannon and Michael D. Zarcone.
 (11)    Statement regarding computation of per share earnings.
 (21)    Subsidiaries of the Registrant
 (23)    Consent of Independent Auditors.
 (27)    Financial Data Schedule.
 (99)(a) The Rights Agreement, dated as of January 22, 1990, between Dauphin and Dauphin Bank, as Rights Agent, is
         incorporated herein by reference to Exhibit 1 to
         Dauphin's Current Report on Form 8-K, dated January 22,
         1990, and filed with the Securities and Exchange
         Commission on February 9, 1990.
 (99)(b) Amendment to Rights Agreement, dated as of January 21,
         1997, between Dauphin and Dauphin Bank, as Rights Agent,
         is incorporated herein by reference to Exhibit 1 to
         Dauphin's Current Report on Form 8-K dated January 21,
         1997 (Commission File Number 0-8415).
 (99)(c) Stock Option Agreement, dated January 21, 1997, between
         Dauphin and Allied Irish Banks, p.l.c.