Form 10-Q
period 1997-03-31
DAUPHIN DEPOSIT CORP
filed 1997-05-14
CIK 215619

                      SECURITIES AND EXCHANGE COMMISSION-
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1997  Commission File Number 0-8415
                      --------------                         ------



                          DAUPHIN DEPOSIT CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



       Pennsylvania                                         23-1938831
--------------------------------------------------------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)

       213 Market Street, Harrisburg, Pennsylvania               17105
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              (717) 255-2121
                                                              ------------------



                                NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No
                                         -----       -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at April 30, 1997
--------------------------                    -----------------------------
Common Stock, $5 Par Value                           30,835,878 Shares

                          DAUPHIN DEPOSIT CORPORATION
                          ---------------------------


                                   FORM 10-Q
                                   ---------

                     For the Quarter Ended March 31, 1997


                                   Contents
                                   --------


PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1.   Financial Statements

              Consolidated Balance Sheets as of March 31, 1997 and 1996 and December 31, 1996

              Consolidated Statements of Income for the Three Month Period Ended March 31, 1997 and 1996

              Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 1997 and 1996

              Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES
----------

                                    Part I
                                    ------
                     For the Quarter Ended March 31, 1997

Item 1.  Financial Statements

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

                                                                                               (Dollars in thousands)
                                                                                        March 31,     December 31,    March 31,
                                                                                          1997           1996           1996
                                                                                      (Unaudited)      (Audited)     (Unaudited)
                                                                                   ----------------  -------------  ------------
ASSETS
Cash and due from banks                                                                  $164,523       $176,024       $212,962
                                                                                   ----------------  -------------  ------------
Short-term investments
   Interest bearing deposits                                                                4,735          1,494          2,469
   Federal funds sold and securities purchased under agreements to resell                  50,650         15,200          2,500
   Other short-term investments                                                               923            685
                                                                                   ----------------  -------------  ------------
        Total short-term investments                                                       56,308         17,379          4,969
                                                                                   ----------------  -------------  ------------

Investment securities available-for-sale, at fair value                                 2,036,728      2,170,207      2,093,234

Assets held for sale, primarily loans held for sale                                       190,390        207,798        121,217

Loans (net of unearned income)                                                          3,195,348      3,200,034      2,985,337
Allowance for loan losses                                                                 (42,443)       (42,885)       (41,980)
                                                                                   ----------------  -------------  ------------
        Total net loans                                                                 3,152,905      3,157,149      2,943,357
                                                                                   ----------------  -------------  ------------
Premises and equipment                                                                     73,509         73,826         72,513
Other assets                                                                              106,029        145,303        121,584
                                                                                   ----------------  -------------  ------------
        Total assets                                                                   $5,780,392     $5,947,686     $5,569,836
                                                                                   ================  =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Non-interest bearing                                                                  $488,742       $521,387       $494,219
   Interest bearing                                                                     3,564,979      3,507,183      3,436,364
                                                                                   ----------------  -------------  ------------
        Total deposits                                                                  4,053,721      4,028,570      3,930,583
Short-term borrowings                                                                   1,065,922      1,111,630        979,015
Long-term debt                                                                              4,286        154,771         40,160
Accrued expenses and taxes                                                                 83,057         82,270         82,980
                                                                                   ----------------  -------------  ------------
        Total liabilities                                                               5,206,986      5,377,241      5,032,738
                                                                                   ----------------  -------------  ------------

Stockholders' equity
   Preferred stock, $25 par value; 10,000,000 shares authorized but unissued
   Common stock, $5 par value; 200,000,000 shares authorized,
     32,641,614 shares issued, of which 1,881,419, 1,974,885
     and 2,104,430 shares are held as treasury stock, respectively                        163,208        163,208        163,208
   Additional paid-in capital                                                              11,359         11,084         11,056
   Retained earnings                                                                      452,267        444,316        416,781
   Unrealized gains (losses) on securities available-for-sale, net of deferred taxes       (6,058)         1,577         (1,346)
                                                                                   ----------------  -------------  ------------
                                                                                          620,776        620,185        589,699
   Less: Treasury stock - at cost                                                         (47,370)       (49,740)       (52,601)
                                                                                   ----------------  -------------  ------------
         Total stockholders' equity                                                       573,406        570,445        537,098
                                                                                   ----------------  -------------  ------------
         Total liabilities and stockholders' equity                                    $5,780,392     $5,947,686     $5,569,836
                                                                                   ================  =============  ============

 See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                        (Dollars in thousands, except per share data)
                                                                                 Three Months Ended March 31,
                                                                        ---------------------------------------------
                                                                                1997                      1996
                                                                        -------------------       -------------------
Interest income
   Interest and fees on loans and leases                                            $64,631                   $61,240
   Interest and dividends on investment securities
      Taxable                                                                        28,693                    26,133
      Exempt from federal income taxes                                                4,451                     4,040
   Interest on deposits                                                                  27                       100
   Interest on assets held for sale                                                   3,863                     1,651
   Interest on federal funds sold and other short-term investments                      280                        49
                                                                        -------------------       -------------------
Total interest income                                                               101,945                    93,213
                                                                        -------------------       -------------------

Interest expense
   Interest on deposits
      Savings deposits                                                                7,143                     7,292
      Time deposits                                                                  24,445                    23,633
      Time deposits in denominations of $100,000 or more                              9,152                     7,366
                                                                        -------------------       -------------------
                                                                                     40,740                    38,291
    Interest on short-term borrowings                                                12,428                     9,580
    Interest on long-term debt                                                        1,778                       886
                                                                        -------------------       -------------------
Total interest expense                                                               54,946                    48,757
                                                                        -------------------       -------------------
Net interest income                                                                  46,999                    44,456
Provision for loan losses                                                             1,545                     1,800
                                                                        -------------------       -------------------
Net interest income after provision for loan losses                                  45,454                    42,656
                                                                        -------------------       -------------------
Non-interest income
   Fiduciary activities                                                               5,105                     4,441
   Service charges on deposit accounts                                                3,188                     2,958
   Other service charges and fees                                                     3,658                     2,861
   Broker/dealer commissions and fees                                                 3,151                     2,536
   Mortgage banking                                                                   9,261                     6,820
   Securities gains, net                                                                 39                     1,072
   Other                                                                              1,124                       690
                                                                        -------------------       -------------------
Total non-interest income                                                            25,526                    21,378
                                                                        -------------------       -------------------
Non-interest expense
   Salaries and employee benefits                                                    26,650                    22,776
   Net occupancy expense                                                              3,011                     2,773
   Furniture and equipment expense                                                    3,699                     3,160
   Other                                                                             14,461                    12,532
                                                                        -------------------       -------------------
Total non-interest expense                                                           47,821                    41,241
                                                                        -------------------       -------------------
Income before income taxes                                                           23,159                    22,793
Provision for income taxes                                                            5,980                     6,184
                                                                        -------------------       -------------------
Net income                                                                          $17,179                   $16,609
                                                                        ===================       ===================
Net income per share                                                                  $0.55                     $0.54
Cash dividends declared per share                                                     $0.30                     $0.26 1/2
Weighted average number of shares outstanding                                    31,153,432                30,797,523

See accompanying notes to consolidated financial statements.

Dauphin Deposit Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  (Dollars in thousands)
                                                                               Three Months Ended March 31,
                                                                             -------------------------------
                                                                                  1997              1996
                                                                             --------------    --------------
Operating activities
  Net income                                                                      $17,179           $16,609
  Adjustments:
    Provision for loan losses                                                       1,545             1,800
    Provision for depreciation, amortization and accretion                          1,520             2,272
    Provision for deferred income taxes                                               (29)             (149)
    Securities gains, net                                                             (39)           (1,072)
    (Increase) decrease in interest receivable                                      8,476            (3,037)
    Increase in accrued expenses and taxes                                            787             7,879
    Gain on sale of mortgage loans held for sale                                   (2,235)           (3,601)
    Net (increase) decrease in assets held for sale                                19,643           (29,834)
    Other, net                                                                     31,965           (14,388)
                                                                            --------------     -------------
      Net cash provided (used) by operating activities                             78,812           (23,521)
                                                                            --------------     -------------
Investing activities
  Proceeds from sales of investment securities                                                       78,206
  Proceeds from maturities of investment securities                               139,475           324,051
  Purchases of investment securities                                              (12,243)         (649,389)
  Net increase in loans                                                            (1,735)           (2,570)
  Net purchases of premises and equipment                                          (2,239)           (3,150)
                                                                            --------------     -------------
      Net cash provided (used) by investing activities                            123,258          (252,852)
                                                                            --------------     -------------
Financing activities
  Net increase (decrease) in deposit accounts                                      25,151           (18,953)
  Net increase (decrease) in short-term borrowings                                (45,708)          300,854
  Repayments of long-term debt                                                   (150,017)             (249)
  Issuance of treasury stock                                                        1,653             1,549
  Acquisition of treasury stock                                                                      (5,079)
  Cash dividends paid                                                              (9,200)           (8,122)
                                                                            --------------     -------------
      Net cash provided (used) by financing activities                           (178,121)          270,000
                                                                            --------------     -------------
      Increase (decrease) in cash and cash equivalents                             23,949            (6,373)
Cash and cash equivalents at beginning of period                                  188,724           219,335
                                                                            --------------     -------------
Cash and cash equivalents at end of period                                       $212,673          $212,962
                                                                            ==============     =============

Total interest paid                                                               $57,074           $47,156
Total income taxes paid (received)                                                   (173)              211

Schedule of non-cash investing and financing activities:
     Loans charged off                                                              2,747             2,237
     Net loan transfers to other real estate owned                                    771             1,129
     Conversion of convertible subordinated debentures                                468               190
     Securitization of mortgage loans                                               6,462

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

     The information contained in the financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of interim periods have been made. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The accounting policies followed in the presentation of interim financial results are the same as those followed on an annual basis. These policies are presented on pages 39 through 43 of the 1996 Securities and Exchange Commission Form 10-K included in the Annual Report to Stockholders.


Note 2 - New Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128, which supersedes APB Opinion No. 15 (APB 15), "Earnings Per Share", specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. Dauphin will adopt SFAS 128 as of December 31, 1997. Management does not expect SFAS 128 to have a material effect on the EPS of Dauphin.


Note 3 - Litigation

     Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, resulting from such legal actions and proceedings will not be material to Dauphin's financial condition or results of operations. Included among the outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgement from the Court specifically permitting Dauphin to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $203.1 million at March 31, 1997. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after the commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. The Appeal seeks an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. The Superior Court heard the oral arguments of counsel on the Appeal on March 5, 1997. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable interest rate deposit product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

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

SUMMARY

     Dauphin recorded net income for the three months ended March 31, 1997 of $17.2 million compared with $16.6 million recorded for the same period of 1996. In the first three months of 1996, Dauphin took $1.1 million of pretax securities gains in a repositioning of the investment portfolio. On a comparable basis, therefore, earnings before securities gains for the three months ended March 31, 1997, were 7.8% ahead of comparable earnings for the three months ended March 31, 1996. Net income per share for the three months ended March 31, 1997 was $.55 compared with $.54 for the same period in 1996, an increase of 1.9%. Excluding securities gains, earnings per share for the first three months of 1997 were $.55 compared with $.52 in the first three months of 1996, an increase of 5.8%.

     Dauphin's return on average total assets was 1.21% for the three months ended March 31, 1997 compared with 1.27% for the three months ended March 31, 1996. Return on average stockholders' equity, excluding the SFAS 115 adjustment, was 12.25% for the three months ended March 31, 1997 compared with 12.60% for the same period of 1996. Return on average stockholders' equity, including the SFAS 115 adjustment, was 12.23% for the three months ended March 31, 1997 compared with 12.33% for the same period of 1996.

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

     Table 1 presents average balances, taxable equivalent interest income and expense and average yields earned and rates paid for Dauphin's assets and liabilities. Net interest income on a fully taxable equivalent basis totaled $49.9 million for the three months ended March 31, 1997, an increase of $2.6 million or 5.6% from $47.3 million for the same period of 1996.

     Table 2 analyzes the changes attributable to the volume and rate components of net interest income. During the three months ended March 31, 1997 compared with the three months ended March 31, 1996, there was an increase in net interest income of $3.4 million due to changes in volume and a decrease of $.8 million due to changes in rates.

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

     Average earning assets were $5.5 billion for the three months ended March 31, 1997 and $5.0 billion for the three months ended March 31, 1996. The interest rate spread for the three months ended March 31, 1997 was 2.93% compared with 3.08% for the three months ended March 31, 1996. The net interest margin amounted to 3.64% for the three months ended March 31, 1997 compared with 3.81% for the same period of 1996.

     Interest rates during 1997 were slightly lower than the rates experienced in 1996, although rates recently have been increasing. The average prime rate was 8.27% for the three months ended March 31, 1997 compared with 8.34% for the same period of 1996. The average federal funds rate decreased to 5.28% for the three months ended March 31, 1997 compared with 5.37% in 1996. During the three months ended March 31, 1997 compared with the same period of 1996, the average yield on earning assets decreased 5 basis points while the average cost of interest bearing liabilities increased 10 basis points resulting in a decrease in the interest rate spread of 15 basis points. The yield on the investment securities portfolio increased 8 basis points for the three months ended March 31, 1997 compared to the same period of 1996, primarily due to the purchases of securities in the portfolio with higher rates in 1996. Average loans, which represent the highest yielding earning assets, increased $215.1 million or 7.3% for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. The lower rates in 1997, with new loans issued at lower rates and market rate loans repricing to lower rates, were the primary reason for the 10 basis point decrease for the three months in the overall average loan yield. The cost of interest bearing deposits increased 15 basis points for the three months ended March 31, 1997 compared with 1996 with the introduction of various higher rate transaction deposit accounts. The 7 basis point decrease for the three months in the cost of short-term borrowing was primarily caused by the lower average federal funds rate. The interest rate spread decreased 15 basis points for the three months, and a 2 basis point decrease in the effect of non-interest bearing funds resulted in a net 17 basis point decline in the net interest margin.

     Dauphin's cost of interest bearing funds is generally higher, and its net interest margin is generally lower, when compared with banking companies of Dauphin's asset size. An important factor in these comparative differences is certain individual retirement accounts which are invested in 18 month variable interest rate products with a minimum interest rate of 10% for the 18 month term as discussed in Note 3 to the consolidated financial statements and in Part II, Item 1 - Legal Proceedings. If these interest rate products had paid interest at Dauphin's weighted average cost of funds for all other retail certificates of deposit, Dauphin's cost of interest bearing liabilities would have been decreased by 20 basis points for the three months ended March 31, 1997 compared with a decrease of 21 basis points for the three months ended March 31, 1996.

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

     Table 3 presents an interest sensitivity analysis of Dauphin's assets and liabilities at March 31, 1997 for several time intervals. This table reflects the interest sensitivity gap in two formats. The detailed presentation represents management's position on certain interest bearing deposits, such as statement and passbook savings accounts, as not being subject to immediate repricing. Management is of the opinion that historical interest rate movements indicate that these products do not reprice in direct relation to the change in the interest rate environment. Additionally, these products have provided Dauphin with a stable core deposit base. Therefore, the detailed presentation within Table 3 attempts to reflect these products in the appropriate interest sensitivity time interval based on their interest sensitivity to the movement of other interest rates. Also included in Table 3 is a summary of the gap, as viewed by certain regulatory authorities, which presents these interest bearing deposits as being subject to immediate repricing.

     An interest sensitivity analysis is measured as of a specified date and, therefore, is subject to almost immediate change as the maturities of assets are reinvested and liabilities, such as deposits and short-term borrowings, are received or mature. The mismatch of assets and liabilities in a specific time frame is referred to as a sensitivity gap. The gap at March 31, 1997 reflects Dauphin's sensitivity at a point in time to rate changes over future periods of time. Generally, an asset sensitive gap will increase an institution's net interest income during periods of rising interest rates and the liability sensitive gap will increase an institution's net interest income during declining rates. The lower the amount of this gap, the less sensitive an institution's earnings are to interest rate changes. However, Dauphin's assets and liabilities with similar maturities or repricing will, at times, react differently in varying interest rate environments. Therefore, the interest sensitivity gap does not accurately predict the actual impact of market rate changes. The volume and mix of future asset and liability changes will also impact Dauphin's net interest income as indicated on Table 1. Dauphin continuously monitors and adjusts the gap position, taking into consideration current interest rate projections, and maintaining flexibility if rates move contrary to expectations. Dauphin uses on-balance sheet financial instruments, such as investments classified as available-for-sale, to provide flexibility in managing the interest sensitivity gap.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $1.5 million for the three months ended March 31, 1997 and $1.8 million for the three months ended March 31, 1996. The provision is based on management's estimate of the amount needed to maintain an adequate allowance for loan losses. This estimate is based on the review of the loan portfolio, the level of net credit losses, past loan loss experience, the general economic outlook and other factors that management feels are appropriate. Table 4 reflects an analysis of the allowance for loan losses for the three months ended March 31, 1997 and 1996.

NON-PERFORMING ASSETS

     Table 5 reflects Dauphin's non-performing assets at March 31, 1997, December 31, 1996 and March 31, 1996. Dauphin's policy is to discontinue the accrual of interest on commercial loans and commercial mortgages on which principal or interest is past due 90 days or more. Consumer loans, excluding residential mortgages, which are 150 days past due are charged off. Residential mortgages are placed on non-accrual status after becoming 180 days past due. When a loan is placed on non-accrual status, any unpaid interest is generally charged against income. Management believes that strict adherence to this policy with regard to non-accruals and charge-offs will insure that the historically high quality of the loan portfolio will be maintained. Dauphin continues to experience net charge-offs on consumer loan products at a level below the national peer group averages. Other real estate owned represents property acquired through foreclosure.

NON-INTEREST INCOME

     Table 6 reflects the non-interest income increase of $4.1 million or 19.4% for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. Exclusive of securities gains, the increase was $5.2 million or 25.5%. In the banking segment of Dauphin, non-interest income increased $1.1 million or 9.1% for the three months of 1997 compared with the same period of 1996. Income from fiduciary activities increased $.7 million or 15.0%. Other service charges and fees increased $.8 million or 27.9% for the three months of 1997 compared with the same period of 1996. This was primarily due to an increase in merchant discount fees, as well as other related fees. Other income increased $.4 million or 62.9% for the three months of 1997 compared with the same period of 1996. This was due to an increase in leasing income.

     The broker/dealer segment of Dauphin represents broker/dealer commissions and fees generated by Hopper Soliday. This income is generated from underwriting securities which are predominantly general obligations of Central Pennsylvania municipalities, providing financial advisory services, selling securities to individual and institutional investors and other related activities. The broker/dealer income increased $.4 million or 11.8% for the three month period ended March 31, 1997 compared to the three months ended March 31, 1996. This increase was due to additional volume of business in 1997, due primarily to acting as financial advisor in the very first mutual-to-stock conversion of a major, Pennsylvania-based insurance company.

     The mortgage banking segment of Dauphin reflects the mortgage banking subsidiary, Eastern Mortgage. The mortgage banking income increased $2.3 million or 32.4% in the three months ended March 31, 1997 compared with the same period of 1996. The increase in the first three months of 1997 compared with the same period of 1996 was due to increased volume through an expanded branch network.

NON-INTEREST EXPENSE

     Table 7 reflects that non-interest expense amounted to $47.8 million for the three months ended March 31, 1997 and $41.2 million for the three months ended March 31, 1996, an increase of $6.6 million or 16.0%.

     Dauphin's banking segment non-interest expense increased $1.7 million or 5.3% for the three months ended March 31, 1997 compared with the three months ended March 31, 1996. Salaries and employee benefits increased 4.0% for the three month period. Full-time equivalent employees increased 5.0% to 1,899 at March 31, 1997 compared with 1,809 at March 31, 1996. Salaries expense, excluding benefits expense, increased 2.2% for the three month period compared with the same period of 1996.

     All other non-interest expense items from the banking segment increased $1.1 million or 6.7% in the three months ended March 31, 1997 compared with the same period of 1996. The increase in other non-interest expenses primarily includes costs associated with technological investments, upgrades to branch facilities, and interchange expense.

     The broker/dealer segment had increased non-interest expense of $.4 million or 16.0% for the three month period when compared with 1996. The increased volume of business in 1997 generated additional revenues and, therefore, greater salary expense.

     The mortgage banking segment had increased non-interest expense of $4.1 million or 56.4% for the three months ended March 31, 1997 when compared with the three months ended March 31, 1996. The mortgage banking segment experienced increased volume in 1997 compared with 1996 due to additional branch locations, and resulted in significantly higher expenses.

PROVISION FOR INCOME TAXES

     Dauphin's effective tax rate was 25.8% for the three months ended March 31, 1997 compared with 27.1% for the three months ended March 31, 1996.

CAPITAL RESOURCES

     During 1994, Dauphin announced that the Board of Directors authorized the repurchase of up to 2,000,000 shares of the outstanding stock. In February 1995, an additional 1,500,000 shares were authorized for repurchase. Available investments are being used to fund the share repurchases. Dauphin will use the shares for general corporate purposes, including the Employee Stock Purchase Plan, Stock Option Plan, the Dividend Reinvestment and Stock Purchase Plan and other appropriate uses. During the first three months of 1996, Dauphin repurchased 175,000 shares for $5.1 million. There were no shares repurchased during the first three months of 1997.

     Common measures of adequate capitalization for banking institutions are ratios of capital to assets. These ratios indicate the proportion of permanently committed funds to the total asset base. Guidelines issued by federal regulatory authorities require both banks and bank holding companies to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to the risk exposure related to a bank's on- and off-balance sheet items. Risk-based capital guidelines redefine the components of capital, categorize assets into different risk classes and include certain off-balance sheet items in the calculation of capital requirements. The components of risk-based capital are segregated as Tier 1 and Tier 2 capital. Tier 1 capital is composed of total stockholders' equity reduced by goodwill and other intangible assets. Tier 2 capital includes the allowance for loan losses (with certain limitations) and qualifying debt obligations. Regulators have also adopted minimum Tier 1 leverage ratio standards. Tier 1 capital for the leverage ratio is the same as the Tier 1 capital definition in the risk-based capital guidelines. At March 31, 1997, Dauphin and its banking subsidiary exceeded all capital requirements and are considered to be "well-capitalized".

TABLE 1 - Average Balances, Rates and Interest Income and Expense Summary (Taxable Equivalent Basis)

                                                                               (Dollars in thousands)
                                                                             Three Months Ended March 31,
                                                 ---------------------------------------------------------------------------------
                                                                    1997                                      1996
                                                 ---------------------------------------   ---------------------------------------
                                                     Average                    Average       Average                     Average
                                                     Balance      Interest        Rate        Balance       Interest        Rate
                                                 -------------  ------------   ---------   ------------    ----------    ---------
ASSETS
Short-term investments
 Interest bearing deposits                              $1,322           $27       8.28%         $6,126          $101        6.63%
 Federal funds sold and securities
  purchased under agreements to resell                  19,298           270        5.67          2,914            49         6.76
 Other short-term investments                              847            10        4.79
                                                 -------------  ------------               ------------    ----------
  Total short-term investments                          21,467           307        5.80          9,040           150         6.67
                                                 -------------  ------------               ------------    ----------
Investment securities
 U.S. government obligations                            36,978           540        5.92         80,910         1,313         6.53
 U.S. government agencies                            1,611,060        26,569        6.60      1,454,354        23,383         6.43
 State and municipals                                  355,910         7,096        7.98        312,919         6,744         8.62
 Other securities                                       68,992         1,324        7.73         60,122           921         6.13
                                                 -------------  ------------               ------------    ----------
  Total investment securities                        2,072,940        35,529        6.86      1,908,305        32,361         6.78
                                                 -------------  ------------               ------------    ----------
Assets held for sale                                   225,556         3,879        6.89        100,325         1,658         6.61
                                                 -------------  ------------               ------------    ----------
Loans (1)
 Commercial                                          1,147,841        23,484        8.27        984,463        20,714         8.46
 Commercial mortgages                                  617,419        12,662        8.32        592,937        12,757         8.65
 Residential mortgages (2)                             713,972        15,010        8.49        716,392        14,819         8.30
 Consumer (3)                                          688,736        13,990        8.21        659,044        13,557         8.26
                                                 -------------  ------------               ------------    ----------
   Total loans                                       3,167,968        65,146        8.32      2,952,836        61,847         8.42
                                                 -------------  ------------               ------------    ----------
   Total earning assets (4)                          5,487,931       104,861        7.70      4,970,506        96,016         7.75
                                                                ------------                               ----------

Other assets                                           290,846                                  303,518
                                                 -------------                             ------------
   Total assets                                     $5,778,777                     7.31%     $5,274,024                      7.30%
                                                 =============                 =========   ============                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing deposits
 Demand deposits and savings deposits               $1,295,207         7,143       2.24%     $1,361,112         7,292        2.15%
 Time deposits of $100,000 or more                     585,197         9,152        6.32        472,515         7,366         6.27
 Other time deposits                                 1,660,526        24,445        5.97      1,577,445        23,633         6.03
                                                 -------------  ------------               ------------    ----------
   Total interest bearing deposits                   3,540,930        40,740        4.66      3,411,072        38,291         4.51
 Short-term borrowings                                 986,370        12,428        5.11        743,400         9,580         5.18
 Long-term debt                                        141,210         1,778        5.04         40,449           886         8.76
                                                 -------------  ------------               ------------    ----------
   Total interest bearing liabilities                4,668,510        54,946        4.77      4,194,921        48,757         4.67
                                                                ------------                               ----------

 Non-interest bearing demand deposits                  454,672                                  455,542
 Other liabilities                                      85,827                                   81,791
 Stockholders' equity                                  569,768                                  541,770
                                                 -------------                             ------------
   Total liabilities and
     stockholders' equity                           $5,778,777                     3.85%     $5,274,024                      3.72%
                                                 =============                 =========   ============                  =========
 Interest rate spread                                                              2.93%                                     3.08%
 Effect of non-interest bearing funds                                               0.71                                      0.73
                                                                               ---------                                 ---------
 Net interest income/margin                                          $49,915       3.64%                      $47,259        3.81%
                                                                ============   =========                   ==========    =========

 (1) Includes fees on loans.  Average loan balances include non-accruing loans.
 (2) Includes home equity loans.
 (3) Loans outstanding net of unearned income.
 (4) Includes tax equivalent adjustment of $2,916 and $2,803 for the three months ended March 31, 1997 and 1996, respectively.

TABLE 2 - Rate-Volume Analysis of Changes in Net Interest Income

                                             (Dollars in thousands)
                                          Three Months Ended March 31,
                                                   1997/1996
                                  --------------------------------------------
                                      Change due to                   Total
                                  ---------------------------
(Taxable equivalent)                 Volume           Rate            Change
                                  -----------    ------------     ------------
Interest income
 Short-term investments                 $146             $11             $157
 Investment securities                 3,362            (194)           3,168
 Assets held for sale                  2,203              18            2,221
 Loans                                 4,426          (1,127)           3,299
                                  -----------    ------------     ------------
   Total interest income              10,137          (1,292)           8,845
                                  -----------    ------------     ------------
Interest expense
 Interest bearing deposits             2,181             268            2,449
 Short-term borrowings                 2,981            (133)           2,848
 Long-term debt                        1,568            (676)             892
                                  -----------    ------------     ------------
   Total interest expense              6,730            (541)           6,189
                                  -----------    ------------     ------------
Net interest income                   $3,407           ($751)          $2,656
                                  ===========    ============     ============

Note: The changes not due solely to change in volume or solely to change in rate are allocated proportionally to both change in volume and rate.



TABLE 3 - Interest Sensitivity Analysis

                                                                             (Dollars in thousands)
                                                                                 March 31, 1997
                                                      -----------------------------------------------------------------------
                                                                           Interest Sensitivity Period
                                                      -----------------------------------------------------------------------
                                                          Month        Quarter      Six Months      Annual       5 Years
                                                      ------------   -----------    ----------   -----------   -----------
Earning assets:
Short-term investments                                     $56,308       $56,308       $56,308       $56,308       $56,308
Investment securities                                      408,901       459,869       562,986       801,888     1,665,229
Assets held for sale                                       190,390       190,390       190,390       190,390       190,390
Loans                                                    1,017,063     1,375,299     1,588,235     2,012,617     3,129,041
                                                      ------------   -----------    ----------   -----------   -----------
        Total                                           $1,672,662    $2,081,866    $2,397,919    $3,061,203    $5,040,968
                                                      ============   ===========    ==========   ===========   ===========
Interest bearing liabilities:
Deposits                                                $1,045,063    $1,291,831    $1,607,162    $2,078,386    $2,887,691
Short-term borrowings                                    1,065,922     1,065,922     1,065,922     1,065,922     1,065,922
Long-term debt                                                   6         3,970         3,988         4,024         4,222
                                                      ------------   -----------    ----------   -----------   -----------
        Total                                           $2,110,991    $2,361,723    $2,677,072    $3,148,332    $3,957,835
                                                      ============   ===========    ==========   ===========   ===========

Interest sensitivity gap                                 ($438,329)    ($279,857)    ($279,153)     ($87,129)   $1,083,133
Interest sensitive assets to interest sensitive
        liabilities ratio                                     0.79          0.88          0.90          0.97          1.27
Interest sensitivity gap as a percent of total assets       -7.58%        -4.84%        -4.83%        -1.51%        18.74%

Regulatory presentation:
Interest sensitivity gap                                 ($873,642)    ($715,170)    ($714,466)    ($522,442)     $647,692
Interest sensitive assets to interest sensitive
        liabilities ratio                                     0.66          0.74          0.77          0.85          1.15
Interest sensitivity gap as a percent of total assets      -15.11%       -12.37%       -12.36%        -9.04%        11.20%

                                      15

TABLE 4 - Analysis of Allowance for Loan Losses

                                                              (Dollars in thousands)
                                                                Three Months Ended
                                                                    March 31,
                                                          ---------------------------------
                                                                1997              1996
                                                          ---------------  ----------------
Balance, beginning of period                                     $42,885           $41,737
Provision charged to operating expenses                            1,545             1,800
Total loans charged off                                            2,747             2,237
Total recoveries                                                     760               680
                                                          ---------------  ----------------
Net charge-offs                                                    1,987             1,557
                                                          ---------------  ----------------
Balance, end of period                                           $42,443           $41,980
                                                          ===============  ================

Total loans:
    Average                                                   $3,167,968        $2,952,836
    Period-end                                                 3,195,348         2,985,337
Ratios:
    Net charge-offs to average loans (annualized)                  0.25%             0.21%
    Allowance for loan losses to period-end loans                   1.33              1.41



TABLE 5 - Non-Performing Assets

                                                                              (Dollars in thousands)
                                                                March 31,           December 31,           March 31,
                                                                   1997                 1996                 1996
                                                             -----------------    ----------------    -----------------
Non-accrual loans                                                      $9,417             $11,621               $7,748
Loans past due 90 or more days as to
       interest or principal                                            5,239               5,469                5,946
Restructured loans                                                      4,701               4,533                4,677
                                                             -----------------    ----------------    -----------------
     Total non-performing loans                                        19,357              21,623               18,371
Other real estate owned                                                 2,447               3,035                3,585
                                                             -----------------    ----------------    -----------------
     Total non-performing assets                                      $21,804             $24,658              $21,956
                                                             =================    ================    =================
Ratios:
     Non-performing loans to total loans                                0.61%               0.68%                0.62%
     Non-performing assets to total loans and
       other real estate owned                                           0.68                0.77                 0.73
     Allowance for loan losses to non-performing
       loans                                                           219.26              198.33               228.51

TABLE 6 - Non-Interest Income


                                                                (Dollars in thousands)
                                                             Three Months Ended March 31,
                                                                      1997/1996
                                                ------------------------------------------------------
                                                                       Increase
                                                                      (Decrease)
                                                              -------------------------
                                                    1997        Amount          %             1996
                                                ------------  -----------  ------------    -----------
Banking:
        Fiduciary activities                         $5,105         $664          15.0%        $4,441
        Service charges on deposit accounts           3,188          230           7.8          2,958
        Other service charges and fees                3,658          797          27.9          2,861
        Securities gains, net                            39       (1,033)        (96.4)         1,072
        Other                                         1,124          434          62.9            690
                                               ------------  -----------                  -----------
                                                     13,114        1,092           9.1         12,022
Broker/dealer                                         3,338          353          11.8          2,985
Mortgage banking                                      9,488        2,324          32.4          7,164
Intercompany eliminations                              (414)         379                         (793)
                                               ------------  -----------                  -----------

                Total                               $25,526       $4,148          19.4%       $21,378
                                               ============  ===========  ============    ===========



TABLE 7 - Non-Interest Expense


                                                               (Dollars in thousands)
                                                            Three Months Ended March 31,
                                                                     1997/1996
                                                ------------------------------------------------------
                                                                      Increase
                                                                     (Decrease)
                                                             -------------------------
                                                    1997        Amount            %           1996
                                                -----------  -------------    --------     -----------
Banking:
        Salaries and employee benefits             $16,936         $649           4.0%        $16,287
        Net occupancy expense                        2,348           (3)         (0.1)          2,351
        Furniture and equipment expense              3,123          331          11.9           2,792
        Other                                       11,410          730           6.8          10,680
                                               -----------  -----------                   -----------
                                                    33,817        1,707           5.3          32,110
Broker/dealer                                        3,105          429          16.0           2,676
Mortgage banking                                    11,432        4,124          56.4           7,308
Intercompany eliminations                             (533)         320                          (853)
                                               -----------  -----------                   -----------

                Total                              $47,821       $6,580          16.0%        $41,241
                                               ===========  ===========   ===========     ===========


                          PART II - OTHER INFORMATION
                          ---------------------------

                     For the Quarter Ended March 31, 1997



Item 1.  Legal Proceedings

Various legal actions and proceedings are pending involving Dauphin or its subsidiaries. Management believes that the aggregate liability or loss, if any, will not be material to Dauphin's financial condition or results of operations. Included among outstanding litigation is a class action law suit instituted by Dauphin in the Court of Common Pleas of Cumberland County, Pennsylvania on February 25, 1994, seeking a declaratory judgment from the Court specifically permitting Dauphin to discontinue an 18 month variable interest rate deposit product carrying a minimum interest rate of 10% for the 18 month term, which is held in certain individual retirement accounts (IRA). The aggregate balance of the IRA accounts was approximately $203.1 million at March 31, 1997. Dauphin's right to terminate the variable interest rate deposit product is in dispute and is being challenged by the holders of the IRA accounts in question. Several days after commencement of trial in April 1996, Dauphin and representatives of the class reached an agreement in principle to settle the litigation and the trial was continued pending negotiation of a settlement agreement. Dauphin and the representatives of the class filed a settlement agreement with the Court on May 13, 1996 which would permit Dauphin to terminate the 18 month variable rate product as to all class members on the effective date of the settlement and, in consideration, the balances of those accounts would be automatically deposited in one of two new certificates of deposit established by Dauphin for purposes of the settlement. All class members were given the opportunity to file objections to the proposed settlement or elect to be excluded from the class and the proposed settlement. Approximately 89 of the 4,315 class members filed formal objections to the settlement with the Court and 12 of the class members elected to opt out of the settlement. A hearing was held before the Court on June 21, 1996 for the purpose of obtaining the Court's approval of the settlement agreement. At the hearing, counsel for Dauphin and counsel for the representatives of all class members jointly moved for the Court's adoption of the settlement agreement and made argument in favor thereof. The Court, by Order issued July 11, 1996, denied the joint motion of Dauphin and the representatives of the class for settlement of the class action in accordance with the terms and conditions of the settlement agreement. Dauphin filed its Notice of Appeal from the trial Court's Order denying the settlement to the Superior Court of Pennsylvania on August 9, 1996. The Appeal seeks an Order of the Superior Court reversing the trial Court's disapproval of the settlement agreement or, in the alternative, otherwise providing the trial Court with guidance which would result in the trial Court's approval of the settlement agreement on remand. The Superior Court must determine whether or not the trial Court abused its discretion in rejecting the settlement agreement. The class representatives and counsel for the class have informed Dauphin's counsel that they are withdrawing their previous support for the joint settlement agreement and will vigorously oppose Dauphin's Appeal to the Superior Court. The Superior Court heard the oral arguments of counsel on the Appeal on March 5, 1997. Neither management nor counsel can predict with any reasonable degree of certainty the outcome of the Appeal or time frame within which the Superior Court will rule on the Appeal. If the Appeal to the Superior Court is unsuccessful, management intends to vigorously assert its right to terminate the 18 month variable interest rate deposit product on further appeal and at the trial court level. Dauphin has continued to date to pay a 10% interest rate with regard to the 18 month variable interest rate deposit product.

                          PART II - OTHER INFORMATION
                          ---------------------------

                     For the Quarter Ended March 31, 1997



Item 6.Exhibits and Reports on Form 8-K

         (a) Exhibits

               11     Statement regarding Computation of Per Share Earnings.

               15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997.

               15(b) Consent of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997.

               27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997.

         (b)   Reports on Form 8-K

               A report on Form 8-K, dated January 21, 1997, was filed with the Securities and Exchange Commission on January 29, 1997. The Current Report, which was filed pursuant to Item 5: "Other Events", disclosed, among other things, that Dauphin had entered into an Agreement and Plan of Merger with Allied Irish Banks, PLC, and its United States banking subsidiary, First Maryland Bancorp ("FMB"), pursuant to which Dauphin will be merged with and into FMB, with FMB as the surviving corporation.

               There were no other reports on Form 8-K filed for the three months ended March 31, 1997.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dauphin Deposit Corporation
                                        ---------------------------
                                              (Registrant)


Date:    May 12, 1997                   /s/Christopher R. Jennings
-------------------------               ----------------------------------
                                        Christopher R. Jennings
                                        Chairman of the Board and
                                        Chief Executive Officer


Date:    May 12, 1997                   /s/Linda R. Schroeder
-------------------------               ----------------------------------
                                        Linda R. Schroeder,  Senior Vice
                                        President and Acting Chief Financial
                                        Officer

                                 EXHIBIT INDEX
                                 -------------



Exhibit                                                               Sequential
Number                                                               Page Number
-------                                                              -----------


11         Statement regarding Computation of Per Share Earnings


15(a) Report of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997

15(b) Consent of KPMG Peat Marwick LLP regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997

27 Financial Data Schedule regarding unaudited interim financial information of Dauphin for the quarter ended March 31, 1997